Form 10-K
period 1997-05-31
IRT HOLDING CORP
filed 1998-01-13
CIK 774746

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended May 31, 1997


                                         OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from June 1, 1995 to May  31,
               1997

                           Commission File No.  33-1534-D



                                IRT HOLDING CORPORATION

               (Exact name of registrant as specified in its charter)

                         DELAWARE                         22-3253496
               -------------------------------            ----------
               (State or other jurisdiction of            (IRS EIN).
               incorporation or organization)

             272 South White Horse Pike, Berlin, NJ 08009
             --------------------------------------------
               (Address of principal executive offices)

                 800-448-8199
              ------------------
              (Telephone Number)

               Section Registered  Pursuant to  Section 12(b)  of  the  Act:

                                          Name of Each Exchange
               Title Each Class           on which Registered
               ---------------            --------------------
                     None                       None

               Securities Registered Pursuant to Section 12(g) of  the
               Act:

                                         None

                                  (Title of Class)

                   No

               (Former name, Former Address and from fiscal year if changed since last report)




                    Indicated by check mark whether the Registrant (1)
               has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act o f 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (2) has been subject to such filing
               requirements for the past 90 days.  Yes [ ]          No
               [X]

                    The   Registrant's   voting   stock   is    traded
               Over-The-Counter and is quoted in the National Quotation Bureau "pink sheets." As of May 31, 1996, there was no significant market for trading of the Registrant's voting stock.

                    On May 31,  1996, the  Registrant had  outstanding
               23,587,713 shares of its common stock, par value .001.
                    Documents incorporated by reference:    None






                                       PART I

               Item 1.   Business


               General Development of Business

                    L'Autrec,   Inc.,   a   public   corporation   was
               incorporated under the laws of the State of Delaware on May 3, 1985. From June 30, 1988 until April 2, 1992, L'Autrec was inactive and conducted no operations.

                    Immuno  Response  Technology,  Inc.,  a   Delaware
               corporation ("IRT"), was organized in 1988 and developed the programs, procedures and business of the Registrant. On February 27, 1992, IRT entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with L'Autrec. The Reorganization Agreement, as amended, provided pertinently that L'Autrec's wholly-owned subsidiary,
               L'Autrec Merger Co., would merge with IRT. The Reorganization Agreement provided that all shares of outstanding common stock of IRT be exchanged for shares of L'Autrec common stock.

                    The merger  of L'Autrec  Merger  Co. and  IRT  was
               completed on April 2, 1992, whereby all of IRT's outstanding shares of common stock were exchanged for shares of common stock of L'Autrec, comprising approximately 89 percent of L'Autrec's issued and outstanding common stock. Subsequently, L'Autrec changed its name to IRT Holding Corporation and IRT changed its name to IRT Diagnostic, Inc.

                    On July  12,  1991, the  Registrant  completed  an
               acquisition of Advanced Allergy Management, Inc., a California-based operator of a clinical testing laboratory. The Company closed the AAM facility during January of 1995. (See Note 1 of the Consolidated Financial Statement.)

               Description of Business

                    The   Registrant    through    its    wholly-owned
               subsidiary, IRT Diagnostic, Inc. and IRT Laboratory, Inc. (collectively, the "Company"), (i) has developed and presently markets proprietary asthma/allergy and immunology management programs, including clinical diagnostic consultations provided through a network of clinical allergists and ear, nose and throat specialists; and (ii) operates a clinical testing laboratory performing allergy testing, including its FDA-approved, proprietary Rapid Allergen Procedure serum test. The Company's services are designed to principally support primary care physicians in the diagnosis and treatment of allergic disease.

                    The Company  seeks  to  expand the  scope  of  its
               services to reach health maintenance organizations contracting with state governments to provide health coverage to Medicaid patients. Management believes its services will improve the delivery and reduce the cost of medical care for asthma and other allergic diseases by using its proprietary laboratory technology and a standardized approach to the delivery of its services. The Company has developed a unique approach for the delivery of medical services by combining the training of primary care physicians, overseeing their diagnostic and treatment protocols and utilizing more effective, less costly technology.

               DISCUSSION OF THE COMPANY'S BUSINESS

                    Allergy refers  to a  group of  diseases in  which
               immunologically induced inflammation is triggered by environmental antigens referred to as allergens. Allergic diseases are common and can cause local or
               systemic effects.   The  most common  ones - allergic
               rhinitis,  sinusitis,  asthma   and  allergic   contact
               dermatitis - are   responsible   for   significant
               morbidity, and in asthma significant mortality. Accurate diagnoses and appropriate treatment can curtail drastically their associated clinical impairment and disability. Common to the various allergic diseases is the role of immediate (IgE) hypersensitivity and the allergen triggers involved. Furthermore, early diagnosis and treatment will reduce the occurrence of these problems, particularly with the detection of IgE responses in these patients to identify the allergen triggers.

               NATIONAL INSTITUTE OF HEALTH POSITION:

                    Asthma is  a major  health  problem in  America.
               Despite improvements in pharmaceutical treatment, it has an increasing incidence, hospitalization and mortality. This conclusion led to the publication of an Expert Panel Report by the National Institute of Health that emphasized an increased role for the primary care physicians in the management of asthma.

               ROLE OF THE PRIMARY CARE PHYSICIAN:

                    The NIH  report  outlines  in  detail  recommended
               steps to correct this alarming trend. Because of the magnitude of the problem and the scarcity and poor distribution of asthma and allergic disease specialists, the majority of the care must be borne by the primary care physician with correct diagnosis and evaluation of severity to appropriate treatment including care of allergies and environmental controls.
                Paramount to  these recommendations  is the  necessity
               for all  physicians  to understand  the  new  knowledge
               about the pathophysiology of asthma and the changes in treatment regimens based on it. Dr. Myron J. Zitt, a representative of Asthma Zero Mortality Coalition, in a survey found that very few primary care physicians follow the "Guidelines for the Diagnosis and Treatment of Asthma" issued in 1991. This important survey provides some solid data to help us understand what's behind the increase in asthma morbidity and mortality over the past decade.
                    These increases have been  noted in several  other
               papers that include these highlights:

                  o Prevalence of asthma has increased 66 percent from
                    1979-1992;


                  o The  U.S.  mortality  rate  has  increased  by  40
                    percent from 1980-1990;

                  o African-Americans are three  times more likely  to
                    die of asthma than whites;

                  o Inner  city  minority  hospitalization  rates  are
                    significantly higher; and

                  o African-American children ages 6-11 have a  higher
                    prevalence of asthma than white children, 12 percent versus 6.2 percent.

                    Several reasons have been  offered to account  for
               this disparity: ethnicity, poverty, overcrowding, access to health care and indoor allergens. A confluence of circumstances seems to have combined so that the highest prevalence of asthma occurs among populations of low socioeconomic standing living in the inner city and thereby increasing their exposure to allergens. The high incidence of asthma among minorities is more likely due to their disproportionate percentage of inner city populations rather than a genetic predisposition. In terms of costs, a low income family with a moderate to severe asthmatic child will spend 12 percent of its annual income on asthma related costs, whereas an average middle class family will spend 6.4 percent of its annual income. THE LIFETIME EFFECTS OF IMPROPERLY MANAGED ASTHMA ARE PROFOUND AND CANNOT BE ESTIMATED. MISSED SCHOOL DAYS CAN NEGATIVELY IMPACT LIFETIME INCOME.

                    When asthma is well controlled, it rarely leads to
               hospitalization or to emergency room visits. THE IMPROVEMENT OF OUTCOMES AND THE REDUCTION IN COSTS MUST COME THROUGH THE PRIMARY CARE PHYSICIANS, TO WHOM THE NIH REFERS AS THE FRONT-LINE IN ASTHMA MANAGEMENT.

                    Because of the increasing incidence and  mortality
               of asthma,  every  physician, especially  primary  care
               physicians, must be made aware of the current guidelines and recommendations for its treatment. For most patients, optimal care can be achieved in the primary care physician's office, including education, environmental control information, allergy diagnosis, immunotherapy and pharmacotherapy. FOR THE HMO TO CONTROL COSTS, OPTIMAL CARE MUST BE PERFORMED AT THE PCP LEVEL.


               IRT RESPIRATORY MANAGEMENT POSITION:

               Asthma

                    Asthma is a lung  disease characterized by  airway
               obstruction, airway inflammation and airway hyperresponsiveness to a variety of stimuli including, allergen exposure, air pollution, viral infections, chemical irritants, exercise, and cold air. It is well established that allergy has a significant role in the pathophysiology of asthma. The medical literature strongly supports that 75 PERCENT TO 85 PERCENT OF THE PATIENTS WITH ASTHMA HAVE AN ALLERGIC TRIGGER. Allergy provokes not only an immediate obstruction of the airway but also a late bronchial obstruction associated with inflammatory changes and hypersensitivity to non-immunological stimuli. The delayed response may persist for several weeks.

                    The diagnosis of an allergic disease is  dependent
               upon an accurate and thorough history and physical examination. Depending on the results of the history and physical examination provided by the primary care physician and the in vitro test, RAP (detection of circulating IgE antibodies) performed at IRT, specific management protocols are recommended by IRT  allergist.
                This includes tests for target organ dysfunction  such
               as  pulmonary  function   testing  (PFT),  imaging   of
               paranasal sinuses, avoidance of allergens, medications and immunotherapy.

                    Optimal care entails a  thorough knowledge of  the
               goals of asthma therapy to include:

               o Recognizing  the  disease symptoms  (usual  triggers,
                 course of disease, background);

               o Correlating these with laboratory studies
                 (Includes lung function measurement and allergy tests
                 [RAP]);

               o Preventing asthma symptoms;
                 (utilizing    appropriate     treatment     including
                 immunotherapy);

               o Maintaining  nearly  normal  pulmonary  function  and
                 activity levels;

               o Preventing asthmatic exacerbations; and

               o Avoiding adverse effects from asthma medications.

                    Immunotherapy  can  significantly  improve  and/or
               render a patient non-symptomatic. IRT provides the education for understanding of allergic disease and a standardized approach to diagnosing and treating the disease, particularly IgE-mediated asthma.

                    Immunization induces  clinical  tolerance  to  the
               effects  of   environmental   allergens   by   repeated
               subcutaneous  injection   of   allergen   at   frequent
               intervals in increasing dosage. The treatment is tailored to each patient to ensure that the amount of allergen administered each time is small enough to avoid initiating an allergic reaction, but sufficient to stimulate an ongoing protective immunity. Numerous controlled clinical trials over the past 30 years prove that this form of therapy is effective without long term toxicity.

                    Although standards  of  care have  been  published
               which include the identification of possible allergies, allergy diagnosis is seldom used for asthma by the primary care physician office; yet allergy is relevant in 94 percent of the cases with an onset of asthma before age 30. Too often PCP's will acknowledge that allergy plays a role in asthma but admit allergy testing is done only in a few cases. Identifying the relevant allergens leads to more effective environmental controls (avoidance) and in selected patients immunotherapy. Furthermore, in a report from the City of Camden, New Jersey, 20-25 percent of individuals were reported to have asthma. It is also believed that the national statistics for the number of asthmatics has been underestimated since most of the patients and PCP's do not understand the nature of asthma. In addition, barriers to health care and adequate physician supply in the inner city has contributed markedly to the morbidity and mortality of asthma patients.

                    Studies have indicated that  a high percentage  of
               the inner city asthmatic population used the ER as their main source for asthma care. With the advent of managed care, such episodic care may hopefully end as the patients now must have the referral of the PCP; but are the PCP's effectively ready to address a rapidly growing problem whose solution so far has eluded  them?
                When asthma  is well  controlled, it  rarely leads  to
               hospitalization or  to  emergency  room  visits.    The
               improvement of outcomes and the reduction in costs must come at the primary care level.






                    In a study  of asthma patients  presenting to  the
               emergency room at Johns Hopkins University Hospital, the patients were questioned on hospital usage in the previous 12 months. The researchers found:

                    Frequency of                  Percent of Patients
                    ER Use                             (N = 270)
                 -----------------------------------------------------

                    Low (0 or 1 visit)                 33% (n = 88)
                    Moderate (2-5 visits)              38% (n = 104)
                    High (6 or more visits)            29% (n = 78)

                    Hospitalized
                    ER Use         0 Hosp       1 Hosp       >1  Hosp

                    Low               94%         6%       .01%
                    Moderate          55%        28%        17%
                    High              39%        22%        39%

                    Percent of patients hospitalized within the last 12 months. F. Malveaux, et al.

                    Traditionally,  primary   care   physicians   have
               provided the majority of outpatient care for asthma (65%). Specialists such as allergists (26%) and pulmonologists (5%) make up most of the remainder. What is crucial to bringing the costs associated with asthma under control is in the examination of the differences in care provided by the specialist and the generalist and narrowing that gap by improving the generalist care. This does not mean we should make specialists of the generalist, but for a disease whose incidence rate can range from 5 percent to as high as 30 percent in the inner city populations, clearly the level of care must improve on the part of the generalist. This can only happen if the generalists are led through an education and training program to identify allergic triggers that cause asthma.

                    The  American   College  of   Allergy,  Asthma   &
               Immunology published a review of immunotherapy for asthma. In the review, several articles pointed out the difference in outcomes of asthmatics managed by expert care v. generalist care. The following charts note the reductions in emergency room visits and
               hospitalizations.   The differences  are substantial.
               These studies looked at patients who had reported to the emergency room for asthma and do not take into account patients whose asthma is either under control or is not severe enough to warrant such measures.


                    IT IS CLEAR THAT  PROPERLY MANAGED ASTHMATICS  CAN
               EXPERIENCE  DRAMATIC  REDUCTIONS  IN   PHARMACEUTICALS,
               EMERGENCY ROOM VISITS AND HOSPITALIZATIONS.

                    Immunotherapy has played an effective role in  the
               treatment  of  asthma  for  many  years  and  is   well
               documented. The conclusion drawn from the data examined was that immunotherapy:

                         1.   Consistently controls asthma symptoms;
                         2.   Reduces airway reactivity;
                         3.   Improves FEV1;
                         4. While at the same time reduces the need for medications.
                         5.   Reduces morbidity and mortality.

                    In  one  study   the  patients  on   immunotherapy
               required 2.5 times less medications to control their symptoms than did the control group. Other studies noted a more than 50 percent reduction in  medications.
                 The  costs  for  a  patient  using  the   recommended
               medications are likely to be in the range of $1,000 per
               year. These costs will continue unless alterations are made in an effort to reduce the severity of the disease through allergen avoidance and/or immunotherapy.
               Furthermore for the specialist, the costs for immunotherapy range $600-$1,000 for the first year and $400 to $500 for the next two to four years. Under the IRT model, the cost of immunotherapy is less than $150 per year provided to the PCP. The patient improvement is lasting and will clearly offset the cost of immunotherapy and the savings will continue for many years after the therapy has ended.

                    Recognizing the  substantial economic  as well  as
               patient benefit of properly managed asthmatics, IRT's goal is to work with primary care physicians to narrow the distance between what is considered to be the standard in asthma care and what is currently practiced at the PCP level. Emphasis should be placed on the inner city asthma in order to substantially reduce morbidity and mortality in these locations as well as substantially reduce HMO costs.

               Allergic Rhinitis

                    Allergic Rhinitis  is  usually  caused  by  mucous
               membrane exposure to inhalants (allergens) and is mediated by specific immunological pathways. It is present in over half of the asthmatic patients. The characteristic symptoms include sneezing, nasal congestion, watery discharge, as well as nasal and conjunctiva itching. Bronchoconstriction may accompany these symptoms. IgE antibody response to specific allergens is the primary cause of symptoms. This response is measured by in vitro allergy testing. This procedure measures both total and specific IgE antibodies to specific allergens. It can be formatted either as a single specific IgE measurement or multi-allergen IgE response. Non-allergic rhinitis conditions (NARES) may mimic the symptoms of allergic rhinitis; NARES are due to non-IgE mechanisms and often require alternative treatments. Rhinitis should be evaluated when it is not well controlled with antihistamines or decongestants or when it requires more than six weeks of medications per year.

                    Most rhinitis is non-complex and should be managed
               in the primary care office. Within the managed care model, most patients are tested by the allergist and those found to be allergic are returned to the PCP for immunotherapy. Under this model, third party payers should be aware that when the allergists send patients back to their PCP's for immunotherapy and the allergist prepares and sends the PCP the injection sets, under those circumstances, the FDA considers the allergist a manufacturer of pharmaceutical materials and the allergist is required to have an FDA manufacturing license which most, if not all, do not have. Where this is occurring, the HMO could be exposed to FDA action. Also, many PCP's are using laboratories with capitated agreements with the HMO's. The PCP then provides treatment of the patients based on positive test results rather than based on the testing results, history and a physical. The cost of determining the allergic patient in the specialist office can range from $1,200 to $1,600. IRT's cost of its service using the PCP is less than $100 and if extracts for the first year are included, it is considerably less than that of the specialist. The patients are kept in the PCP office where they are more comfortable and a costly referral is avoided.


               Sinusitis

                    Chronic  or  recurrent  sinusitis  is  defined  as
               documented infections of the sinuses that persist after a ten-day course of antibiotics or occur frequently during the year. It can be divided into allergic and non-allergic. The process of chronic thickening of the sinus membranes and polyps of the nose is the main cause of sinusitis. IgE antibody response to specific allergens can help identify atopic sinusitis conditions and permit proper treatment.

                    For those patients  whose sinusitis is  determined
               to be allergic, non-treatment of the allergy can lead to nasal polyps and other problems. If surgery is conducted and the allergy not treated, the conditions may return requiring another round of expensive surgery. To properly manage the sinusitis patient, it must be determined whether the problem is allergic and, if so, treated as such.

               Food Allergy

                    Clinically, two types of food allergies occur that
               involve the immune system. The IgE-mediated anaphylactic reaction occurs within minutes to hours and symptoms may include urticaria, hives, angioedema, edema of the face, laryngeal edema, rhinitis and/or asthma. Specific IgE testing is helpful in the diagnosis of food allergies. The second type of food allergy include delayed symptoms which range from HEADACHE, MUSCLE ACHE, TENSION AND FATIGUE TO EXACERBATION OF ALLERGIC IGE RHINITIS AND ASTHMA. INFLAMMATORY BOWEL DISEASE (IBD), ULCERATIVE COLITIS AND CROHN'S DISEASE MAY HAVE A FOOD ALLERGY ETIOLOGY ASSOCIATED WITH IMMUNOLOGICAL MECHANISMS. For both types of food allergies, it is imperative to have specific IgE responses along with clinical history and physical to be considered as guidelines for dietary elimination and reintroduction of the food.
                      As   food   allergy   problems   can   manifest
               systemically into chronic disease problems, it is imperative that identification and elimination of the offending food allergens be carried out. This can best be accomplished by a standardized approach by the primary care physician. Appropriate intervention will reduce the costs of unnecessary re-visits of the patient to the PCP with chronic disease problems.


               The Rapid Allergen Procedure

                    The Company's clinical testing  is based upon  its
               FDA-approved Rapid Allergen Procedure. The Rapid Allergen Procedure ("RAP") is an enzyme-linked immunosorbent assay ("ELISA") based procedure that employs a monoclonal anti-IgE as well as an amplified step that allows the detection of extremely low concentrations of specific IgE antibodies to a wide variety of allergens. The Company has automated this procedure resulting in performance characteristics which exceed those of competitive in vitro, i.e. serum based, allergy testing procedures. The RAP test can be performed in twenty-four hours with an infinite capacity of specific IgE antibody determinations. The method requires minimal hands-on time by the laboratory technician and the automated component minimizes technical error. IRT formulates its own testing reagents giving the Company a significant cost of laboratory operations advantage over commercially purchased reagents. IRT's average cost per reagent is $0.20 as compared to $2.50 to $4.80 for other test systems.

                    The Company's RAP gained  FDA approval in 1986  by
               demonstrating a high degree of correlation to RAST radioallergosorbent test ("RAST") and skin prick testing. The RAP has proven to be the most cost-effective allergen testing procedure available. There have been excellent performance characteristics as compared to other radioactive immunoassay ("RIA") or ELISA immunoassay ("ELISA") in vitro allergy procedures. The RAP, in combination with the clinical history of the patient, is used to develop a confirmation of the primary care physician's diagnosis and a recommendation for a treatment protocol. The RAP can measure specific IgE antibody responses to inhalants, foods and insect venoms. The RAP can be employed to determine single IgE antibody tests or panels of 16 or 24 geographically adjusted allergens. This automated RAP system delivers reagents into microtiter plates and the related software program is designed for single or panel IgE antibody test determination.

                    The Company has adopted an ongoing quality control
               program, assessing lot-to-lot variations of the allergens which determines allergen potency. These quality assurance procedures permit the RAP to use extracts matched for determination of appropriate immunotherapy doses for each patient.

               Continuing Medical Education

                    The National  Institute of  Health has  recognized
               that education and support for the primary care physician must be available to successfully implement its vision of "front line" delivery of health care. Hence, the Company has developed an educational and support network directed toward the primary care physicians.


                    The Company's Continuing Medical Education modules
               are co-sponsored by the Annenberg Center at Eisenhower and are designed to provide the primary care physician as well as the specialist with state-of-the-art diagnosis and treatment protocols. Continuing Medical Education ("CME") programs couple topic areas promoted by the American Academy of Allergy and Immunology with hands-on workshops. The CME programs are designed to improve the identification of patients with allergic/immunologic disorders. These programs are structured to provide primary care physicians with an improved academic and clinical background regarding diagnosis and treatment protocols for asthma and allergic/ immunologic disorders.

               Marketing

                    In August, 1996, the Company engaged the  services
               of a consulting firm experienced in health care management. The consulting firm has introduced the Company to institutional managed care companies and has developed substantive discussions with these operations aimed at IRT providing asthma, allergy and immunology services to those managed care institutions. There is no assurance that any agreement will be consummated; however, management is continuing discussions and believes that there exists a reasonable basis for an agreement.

               Competition

                    Competition for  the  Company's  testing  services
               arises primarily from allergists and commercial clinical laboratories. Clinical laboratories with allergy programs, such as Roche Laboratory, using computer diagnostics in their recommendation of appropriate patient treatment comprise the largest segment of the competition. The Company uses qualified physician diagnosis rather than computer diagnostics in their recommendation of appropriate patient treatment.
                The Company does not believe its competition is of any
               consequence in the HMO Medicaid market.

                    MANAGEMENT OF THE COMPANY VIEWS THE QUALITY OF ITS
               SERVICES AND COST AS THEIR MOST COMPETITIVE ATTRIBUTES.






                UNLIKE ITS PRIMARY COMPETITORS, THE COMPANY'S TESTING PROGRAMS ARE SUPPORTED BY ON-STAFF PHYSICIANS AND
               MEDICALLY-TRAINED PERSONNEL. MOREOVER, THESE PROGRAMS WERE DEVELOPED AND ARE CURRENTLY IMPLEMENTED BY ASTHMA/ALLERGY/ IMMUNOLOGY SPECIALISTS WITH EXTENSIVE EXPERIENCE.

               Governmental Regulation

                    Regulatory  agencies  are  authorized  by  law  to
               monitor and regulate the Company's operations as a condition to licensure and renewal. IRT Diagnostic is licensed as a clinical laboratory in New Jersey, New York, Maryland and California, is licensed by Medicare to conduct interstate business, and is approved in most states as a Medicaid provider.
               Human Resources

                    IRT Diagnostic has eleven (11) full-time and three
               (3) part-time employees and utilizes the services of six consultants.

                    The  Board  of  Directors  of  the  Company   have
               reserved 1,937,572 shares of common stock for possible distribution to employees and/or consultants as part of an incentive and retention program. As of May 31,
               1996, all of these shares have been distributed to employees or consultants.

               Directors and Executive Officers of the Registrant

                    The following table sets forth as of May 31,  1996
               certain information regarding directors and executive officers of the Registrant:

               Name                Age            Title


               George H. Young      66            Chairman of the
                                                  Board of Directors,
                                                  President, CEO

               Lewis Perelmutter    62            Director, Vice President,
                                                  Director of Research and
                                                  Education, Lab. Director

               James Hartwright     57            Medical Director


               Jay Galli            69            Director


               William T. Foster    66            Director

               Richard Manini       63            Director

               Lois M. Butler       65            Assistant Secretary


                    Pertinent biographical information with respect to
               each of such persons follows:

               George Young
               Chairman of  the Board  of Directors,  Chief  Executive
               Officer

                    A founder  of the  Company  and a  director  since
               inception, Mr. Young received his B.S. degree in Mechanical Engineering from the Philadelphia College of Textile and has held various operations and managerial positions in business for more than 35 years. Mr. Young was the founder and President of Educational Computer Corporation, a public company acquired by Western Union International, of which Mr. Young was a director. Mr. Young has been a director of several other corporations and chairman of a commercial banking organization. He has been an officer and director of the Company since inception.

               Lewis Perelmutter, Ph.D.
               Director,   Director   of   Research   and   Education,
               Laboratory Director

                    Dr. Perelmutter, a  founder of the  Company and  a
               director since inception, received his Ph.D. in Immunochemistry from McGill University in 1962. Until 1987, he was the chief of immunology for the Canadian Government, where he was in charge of the national quality control program for immunological procedures and participated in allergy and immune systems research. From 1987 to 1991, he was Research Director at Cooper Hospital in Camden, New Jersey. He is widely published. He has acted as consultant to many pharmaceutical companies in the field of immunology. Dr. Perelmutter has served on the In Vitro Allergy Standards Committees of the American Academy of Allergy and Immunology and is a member of the American College of Allergists. He is a member of the Board of Directors and the American In-Vitro Allergy and Immunology Society.

               A. James Hartwright, M.D.
               Medical Director

                    Dr. Hartwright graduated  from Southern  Methodist
               University in 1959 with a B.S. degree in Biology and from the University of Texas Southwestern Medical






               School in 1963. He interned in pediatrics at the Medical College of Georgia and was a resident in pediatrics at Columbia Hospital in South Carolina and at the University of Kansas. Dr. Hartwright served in the United States Air Force as a clinical instructor of pediatrics at Southwestern Medical School. He completed a Fellowship in Allergy and Immunology at Children's Mercy Hospital University School of Medicine and Kansas University Medical Center. He was also a clinical instructor at the University of Michigan Medical Center. He is a member of the American Academy of Allergy and Clinical Immunology, the College of Allergists and a Fellow of the American Society of In-Vitro Allergists. He was Chairman of the In-Vitro Committee for the American College of Allergy from 1985 though 1987. Dr. Hartwright has had a private practice as an allergist and clinical immunologist in Newport News, Virginia, for the past 18 years.

               Jay Galli, Director

                    Mr. Galli  is retired  and  resides in  Salt  Lake
               City, Utah. He graduated from the Sheep's Head Bay Maritime School in New York with fireman and oiler credentials. Mr. Galli spent much of his forty-two years of employment in the construction trades supervising major projects, including coal fired power plants and oil refineries. He has been a director since inception.







               William T. Foster, Director

                    Mr. Foster graduated from Duke University in  1958
               with a Degree in Mechanical Engineering. In 1970, he formed Will Foster Associates, a manufacturer's representative business which specializes in the field of indoor air quality. Mr. Foster has served a number of firms in his field as a consultant establishing manufacturer's representative organizations and developing marketing plans. He has been a director since inception.

               Richard Manini, Director

                    Mr. Manini  has been  a  major investor  with  IRT
               Holding Corporation since November, 1989.

                    In addition, he has also been a major fund  raiser
               for capital required to expand and contribute to the advancement of the Company. Mr. Manini's 23 years of restaurant ownership has enabled him to develop a natural market to contact potential investors for IRT.

                    A unique baking process  was developed by  Richard
               Manini, a partner with a major pizza franchise, that provided a labor saving baking process for the
               franchises  and  excellent  quality  control  for   the
               franchise.

                    For a period  of 11 years,  Richard A. Manini  has
               been a licensed representative for the following life insurance companies:

                     Massachusetts Indemnity Life Insurance Company Investors Life Insurance Company
                     American Family Life Assurance Company
                     Massachusetts General Life Insurance
                     American Republic Insurance Company

                    In addition, he  has been  security licensed  with
               the following companies:

                     First American National Securities
                     American Classic Securities, Inc.
                     North American Management, Inc.

               Directors' Compensation

                    The Board of Directors in its discretion may award
               annual director's fees or salaries or other remuneration at a level that is competitive with other companies similarly situated, although no such fees or salaries have been paid since the Company's inception.






               Executive Compensation

                    Management compensation is determined by the Board
               of Directors after periodic review. The following table sets forth the total compensation paid during the fiscal year to date and for all executive officers including deferred compensation and common stock issued as a result of the conversion of deferred compensation.




               =======================================================


               Name of      Capacities          Cash
            Individual      served           Compensation      Total Accrual

             Young      CEO, Board Chairman
                        President               $41,044             $ - 0


            Perelmutter  Director of Research
                         and Education
                         Laboratory Director    $19,600             $  -0-


             Total of all executive
             officers as a group:              $60,644

               =======================================================







               Principal Stockholders

                    The following table sets forth certain information
               with respect to the direct and beneficial ownership of the Company's securities by control persons known by the Company to be the beneficial owners of outstanding classes and by all executive officers and directors as of May 31, 1996:

                                     Current Number           Current
                                     of Shares of Stock       Percentages

               George H. Young
               P. O. Box 289
               Leesburg, NJ  08327       10,027,771(1)           25.48%

               Richard Manini
               582 Store Road
               Harleysville, PA 19438     2,590,304                6.57%

               Lewis L. Perelmutter
               290 Tavistock
               Cherry Hill, NJ 08034      2,947,794(2)             7.47%

               John C. David
               2651 Woodsview Drive
               Bensalem, PA 19020           906,667                2.30%
               Jay Galli
               3065 South 7th East
               Salt Lake City, UT 84121     447,167(2)

               William T. Foster
               253 S. 4th St.
               Fulton, NY 13069           1,277,576(2)             3.24%


               Directors and
               Officers as a Group       18,197,279               46.12%



               (1)    Includes  shares  held  in  spouse's  name   and
               children's names.

               (2)  Includes shares held in children's names.






               Item 2.   Properties


                    The  principal  offices  and  facilities  of   IRT
               Holding Corporation and IRT Diagnostic, comprising approximately 2,500 square feet, are located at 272 South White Horse Pike, Berlin, New Jersey. The Company leases the premises on a month-to-month basis at a monthly cost of approximately $3,450.

               Item 3.   Legal Proceedings


                    The Company has filed  for relief under Chapter  7
               of the United States Bankruptcy Code with respect to its San Diego, California operations and termination thereof. Total liabilities relieved by such action are estimated to be approximately $350,000. The reasons for the filing of the petition are related to the management's belief that certain irregularities existed amongst the key employees of its California operations, some of whom were officers of the Company. These irregularities appear to be from the operations of a renegade laboratory within the AAM facilities and the IRT management believes the above listed liabilities are not the responsibilities of IRT. The trial attorney retained by the Company on a contingency basis is presently preparing a RICO civil action against all of the parties including the two principals of the Company. The Company expects that to be filed before the end of the present fiscal year.

                                       PART II

               Item 4. Market for Registrant's Common Equity and Related Stockholder Matters


                    (a) Market  Information.    The  Company's  Common
               Stock is not listed on any exchange, nor is it quoted on the National Association of Securities Dealers, Inc. Automated Quotation System. There is no established trading market for the Common Stock, which is traded infrequently in the over-the-counter market under the symbol `IRTD' on the pink sheets issued by the National Quotation Bureau, Inc.

                    The following table  sets forth,  for the  periods
               indicated, the high and low bid prices per share of Common Stock as reflected in the pink sheets.

               1997                Low Bid     High Ask     High Close/Bid

               June 1, 1996 through    $0.25

               May 31, 1997                     $0.625             $0.625

                    The above quotations reflect inter-dealer  prices,
               and do not include retail mark-ups, mark-downs and may not necessarily represent actual transactions.

                    (b) Holders. As of May 31, 1997, the Company had outstanding 39,455,816 shares of Common Stock, issued to approximately 765 holders.

                    (c) Dividends. The Registrant has not paid any dividends on Common Stock. Payment of future dividends, if any, will be determined by the Company's Board of Directors based on conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors. Additionally, the Company intends to follow a policy of retaining all or substantially all of its earnings, if any, to finance the development and expansion of its business.

               Item 5.   Selected Financial Data


                    The following selected consolidated financial data
               of the Company as of and for the year ended May 31, 1997 have been derived from the Consolidated Financial Statements of the Company.

               Item 6.   Management's Discussion:



                    Management  has  continued  to  be  aggressive  in
               denying services to physicians and state Medicaid systems that do not remit payments on a timely basis.

                    The Company  has  further reduced  management  and
               staff personnel and has continued to reduce costs within the Company. Management, however, believes that because of regulatory requirements, its staffing is now at an absolute minimum to conduct the on-going business.

                    During fiscal 1997, management continues to reduce
               marketing efforts to individual physicians since (1) marketing to individual physicians is extremely expensive and (2) individual physicians have not been receptive to additional training to enable them to recognize most patients with allergic disease and its significance within their patient base. These physicians run out of patients and are short lived within the IRT program. The Company continues to concentrate its efforts on the newly developing Medicaid managed care market where the management of the HMO's will be able to mandate the utilization of new approaches to treatment in order for the HMO's to be more cost-effective in the delivery of their services.







                    During September,  1997,  the Company  received  a
               commitment letter from United American HealthCare Corporation of Detroit, Michigan for a pilot project contract in the State of Tennessee and an endorsement by the senior medical director, Dr. William C. Sharp, to all of United's medical directors to utilize the services of IRT.

                    The Company also received a national contract  for
               United's ChoiceOne Preferred Provider Organization.

                    The discussion following on page 23 should be read
               in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this document.






                       ANALYSIS OF FINANCIAL CONDITION



         ( Year ended May 31/in thousands except for per share data)

                     1997     1996      1995     1994      1993     1992
Operations
Statement Data:

Revenues             361      393       525      676       262      262

Net Loss            (447)    (530)       59     (623)    (1293)   (1108)

Net Loss Per Share
of Common Stock     (.01)    (.02)        0     (.05)     (.27)    (.35)

Cash Dividend
Per Share             0         0         0        0         0        0

Balance Sheet Data

Total Assets        720      658        782     294       477      283

Current Liab.       581      512        515     532       990      731

Long Term Debt       41       43         0       0         12       28

Stockholders'
Equity(deficit)      98      103        267    (238)     (525)    (476)




               RESULTS OF OPERATIONS

               Overview


                 IRT Holding Corporation was formed pursuant to an
               agreement and plan of reorganization between L'Autrec, Inc., a Delaware public shell corporation, and Immuno Response Technology, Inc., a Delaware corporation, and its subsidiaries. The following discussion is based on the continuing operations of the post-reorganization entity which consists of IRT Holding Corporation, IRT Diagnostic, Inc. and IRT Laboratory, Inc.

               Costs and Expenses


                 The costs and expenses relating to the operations of
               the Company were $807,626, for the fiscal year ended May 31, 1997. These costs consisted of general and administrative expense, development of the Company's services, laboratory equipment and operational expense, marketing and promotional expense, and depreciation and amortization.


               Revenues


                 Net revenue from operations was $360,887 for the
               fiscal year ended May 31, 1997, as described fully in the Statement of Operations. These revenues consisted of monies generated from laboratory testing and immunotherapy support services for physicians and are presented net of contractual allowances and intercompany adjustments. The decrease in revenue in fiscal year 1996 is due primarily to losses of business associated with serious operational problems in California which resulted in the closure of the AAM laboratory in January, 1995; and increased HMO marketing expenses.


               Inflation


                 The Company believes that it is not affected by
               inflation except to the extent that the economy is generally affected thereby.






               Liquidity and Capital Resources


                 The Company is seeking to improve liquidity through
               (i) increased sales through aggressive marketing Medicaid HMO's, including marketing and sales associated with the implementation of the continuing medical education program; (ii) reducing testing costs through contractual agreements with suppliers by which the Company receives volume discounts; (iii) the election of certain members of management to defer payment of their salaries (may elect to receive common stock); (iv) increased speed of collection of receivables through electronic filing with Medicare and third party providers; and (v) sales of the Company's securities.

               Item 7.     Financial Statements and Supplementary Data


                      The Financial Statements and Supplementary Data
               required by this Item 7 are set forth in Item 12 of this interim Annual Report on Form 10-K.

               Item 8. Changes in and Discussion with Accountants on Accounting and Financial Disclosure


                           None.

               Item 9.     Executive Compensation


                 Information with respect to executive compensation by
               the Registrant is included in Part I, Item 1 under the caption "Executive Compensation."

               Item 10. Security Ownership of Certain Beneficial Owners and Management


                 Information with respect to security ownership of
               certain beneficial owners and management is included in
               Part I, Item 1 under the caption `Principal Shareholders.'


               Item 11.    Certain Relationships and Related Transactions

                 The Company's principal offices and facilities,
               comprising approximately 2,500 square feet, are located at 272 South White Horse Pike, Berlin, New Jersey. The Company leases the premises on a month-to-month basis at a cost of approximately $3,450.

                 The Company's Medical Director operated an independent
                medical practice which concentrated in allergy immunology treatment. Laboratory services to this practice were $22,500.00 in fiscal year ended May 31, 1996.



               Financial Statements and Schedules - See Exhibit 1.

                 The Compiled Financial Statements and Schedules
               listed below as prepared by Yemi Koyejo, Certified
               Public Accountant, are filed as a part of this Annual Report on Form 10-K.


                 Balance Sheet at May 31, 1997
                 Statements of Operations
                 Statement of Cash Flow for Fiscal Year Ended May 31, 1997 Notes to Financial Statements (2 pages)




               Reports on Form 8-K

                 None


                 Pursuant to the requirements of Section 13 or 15(d)
               of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Date:  09/30/97       IRT HOLDING CORPORATION
                                          Registrant



               By:

                                     George H. Young
               Title:                Chief Executive Officer and
                                     Chairman of the Board of
               Directors

                 Pursuant to the requirements of the Securities
               Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE:                      CAPACITY





                                               Chief Executive Officer and
               George H. Young                 Chairman of the
                                               Board of Directors
































               Date Filed: 09/30/97                  SEC File No. 33-1534-D




























                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                               EXHIBIT I

                                 TO

                       ANNUAL REPORT ON FORM 10-K

                                UNDER

                    THE SECURITIES EXCHANGE ACT OF 1934






                          IRT HOLDING CORPORATION







                          IRT HOLDING CORPORATION
                       BALANCE SHEET AT MAY 31, 1997

                              ASSETS


                                                   May 31
                                                   ------
                                               1997          1996
CURRENT ASSETS

Cash                                       $  13,167          130
Accounts Receivable, Net of Allowance
For Doubtful Accounts of $34,000 and
advances from Factoring company (Note 1)     146,225      100,858
Inventory                                     30,000       29,165
                                             ---------     -------
Total Current Assets                         189,392       130,153

EQUIPMENTS AND IMPROVEMENTS

Laboratory Equipment                         236,175       236,175
Office Equipment                             102,567        87,710
Furniture and Fixtures                        27,362        27,362
                                             -------        ------
                                             366,104       351,247
Less accumulated depreciation                356,199       340,627
                                             -------       -------
                                               9,905        10,620

SERA INVENTORY (Note 1)


OTHER ASSETS

Receivable from litigation (Note 5)          500,000       500,000
Other Assets                                  23,354        21,801
                                             -------       -------
                                             523,354       521,801
                                             -------       -------

Total Assets                                 722,651       662,574
                                             =======       =======





                        IRT HOLDING CORPORATION
                      CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    MAY 31
                                              -----------------------
                                                1997           1996
                                              --------       --------
CURRENT LIABILITIES
Bank overdraft                                     0           4,914
Accounts payable and accrued expenses          322,863       336,049
Notes payable - Director                        42,554        42,554
Accrued payroll taxes payable
and related costs                              254,361       172,497
                                               -------       -------
Total Current Liabilities                      619,778       556,014

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                    21,852        21,409
Additional paid-in capital                   5,779,785     5,609,678
Accumulated deficit                         (5,687,758)   (5,513,521)
                                             ---------     ---------
                                               113,879       117,566
Less treasury stock, at
cost (20,000 shares)                          (10,000)     ( 10,000)
Less subscriptions receivable                 ( 1,006)     (  1,006)
                                              --------     ---------
                                               102,873      106,560
                                              --------     ---------

Total stockholders' equity (deficit)       $   722,651      662,574
                                               =======      =======


                       IRT HOLDING CORPORATION
                  CONSOLIDATED STATEMENT OF OPERATIONS

                                               Years ended May 31
                                               ------------------
                                               1997          1996
                                               ----          ----
Revenue
Net of Laboratory revenue                   $  360,218   $   400,778

Operating Expenses
Cost of sales                                  191,888       220,137
Selling and promotional expenses               144,604       146,072
General and administrative expenses            365,889       380,004
Depreciation and amortization                   15,572        27,395
                                               -------       --------
                                               717,953       773,608

Operating Loss                                (357,735)     (372,830)

Other income/(expense)
Other income (expense)                             669       ( 7,904)
Interest expense and
factoring charges                              (89,673)      (53,431)
                                               --------      --------
                                               (89,004)      (51,335)
                                               --------      ---------
Net income/Loss                               (446,739)     (434,165)
                                              =========     ==========
Net income/Loss per share                    $ (  0.01)     (   0.02)
                                              ---------     ----------
Weighted average shares outstanding          33,390,372    23,587,713
                                             ==========    ===========




                       IRT HOLDING CORPORATION AND SUBSIDIRIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 1997 AND 1996

                                                            Additional
                                     Common  stock           Paid in
                               Shares          Amount        Capital
Balance at May 31, 1995     19,728,287      $ 19,728      $ 5,337,176

Issuance of common stock       516,641         1,681          272,502

Balance at May 31, 1996     27,324,928        21,409        5,609,678

Issuance of common
stock, net                  12,130,888           443          170,107
                            ----------        -------       ---------
Balance at May 31, 1997     39,455,816        21,852        5,779,785
                            ==========        =======       =========




                     IRT HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  Years ended May 31,
                                                  -----------------------
                                                     1997           1996
                                                     ----           -----

          Increase (decrease in cash)
          Cash  Flows  from  operating
          activities
          Net Loss                                  (446,739)      (434,165)

          Adjustments to reconcile net
          cash used in operating activities

          Depreciation and amortization               15,572         27,395
          Changes in current assets and
          liabilities:
          (Increase) decrease in:
          Accounts Receivable                        (45,367)        72,419
          Inventory                                  (   835)          0
          Other assets                               ( 1,553)          0
          (Decrease) increase in:
          Bank overdraft                             ( 4,914)         4,914
          Accounts Payable and accruals              (13,186)       (69,169)
          Obligations under capital lease               0           ( 3,923)
          Accrued payroll taxes payable
          and related costs                           81,864         66,578
          Net cash used for                          --------       -------
          operating activities                      (415,158)      (335,951)


          Cash flows used for investing
          activities:
          Additions to property and equipment        (14,857)      (    574)
          Net cash used for                          --------      ---------
          investing activities                       (14,857)      (    574)
                                                     --------      ---------

          Cash flows from financing activities:
          Proceeds/increases from notes payable
          to director                                    0           42,554
          Proceeds/increases from issuance of
          common stock                               443,052        274,183
          Net cash provided by                       -------        -------
          financing activities                       443,052        316,737
                                                     -------        -------

          Net increase (decrease) in cash             13,037       ( 19,788)

          Cash, beginning of year                        130         19,918
                                                      -------      --------
          Cash, end of year                           13,167            130
                                                      =======      ========


         The accompanying notes are an integral part of these statements.



	IRT HOLDING CORPORATION AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	YEARS ENDED MAY 31, 1997 AND 1996


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
IRT Holding Corporation ("IRT") was formed on April 2, 1992 through an agreement and plan of reorganization between L'Autrec, Inc., a Delaware public shell corporation, and Immuno Response Technology, Inc.
The historical financial statements at May 31, 1997 are of IRT Holding Corporation and its subsidiary, IRT Diagnostic, Inc. ("IRT Diagnostic").
On January 23, 1995, the Board of Directors of IRT Holding Corporation voted to close the La Jolla, California facility in which IRT Lab./AAM operated and seized its records and assets. Reasons for the closure include assertions that a Director and Shareholder misappropriated corporate resources in favor of his personal business. Work previously performed at the La Jolla facility is now performed at the Berlin, New Jersey facility and minimal disruption to the operations and customer base were experienced.
The Company was in the development stage through its year ended May 31, 1990.

Revenue Recognition
Net laboratory revenue is recognized at the time the laboratory testing and diagnostic services are completed. Revenues are reported at the estimated realizable amounts net of contractual allowances.

Inventories
Inventories consist primarily of allergens. Inventories are stated at cost on a first-in, first-out basis.

Equipment
Equipment is recorded at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the equipment or the lease term, as follows:

Laboratory equipment		    	3 - 5 years
Office equipment		   		    5 - 7 years
Furniture & fixtures			    5 - 7 years
Transportation equipment       5 years

SERA Inventory

IRT retains customers' Sera upon completion of testing procedures for a minimum of one year in the event the sample is needed or could be utilized again on behalf of the patient/customer. The Sera inventory, which is maintained in freezers, contains items dating back to 1989. Sera which has tested positive for one or more antigens can be a valuable commodity for which there is a current market. Organizations demand Sera for research and development as well as educational progress. The sale of Sera is an option for IRT although it is not the purpose of the corporation. The estimated net realizable value for the Sera if sold at the current market price is between $2 million and $4 million.

Loss Per Share
Loss per share is based upon the weighted average number of shares of common stock outstanding during the year. Shares issuable upon exercise of common stock equivalents are excluded because the effect would be antidilutive.


	IRT HOLDING CORPORATION AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	YEARS ENDED MAY 31, 1997 AND 1996


Note 2.	Basis of Presentation

The consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company is presently pursuing additional equity funding. In the interim, the Company must continue to operate with the limited cash flow generated internally. The Company has experienced accummulated losses since inception of approximately $6,000,000.
Management believes that cash flow generated through operations will continue to improve, as the Company is experiencing a growth trend in its laboratory revenues from primary care physicians. Management has minimized costs by closing the California laboratory as discussed in Note 1, as well as continuing other cost reduction efforts. Management believes that these factors, in addition to obtaining equity funding will be adequate to sustain its ongoing operation.


Note 3.	ACCOUNTS RECEIVABLE FACTORING

The Company receives advances of 85% of eligible accounts receivable pursuant to a factoring agreement which also provides for the collection of non-eligible accounts receivable. The fees for the factoring service depend upon the age of the related invoice. Upon collection of the factored receivables, a settlement amount is calculated with certain expenses
(wire transfers, overnight mailings, etc.) reducing the net amount due the Company. The factoring fees incurred represent a form of interest and are therefore classified with interest expense as an "other expense" in the income statement.



Note 4.	SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

                                     1997    1996

Interest and factoring charges    $87,483  $54,809
Income taxes	                  				     0	       0


Note 5.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation
The Company has filed for relief under Chapter 7 of the United States Bankruptcy Code with respect to its San Diego, California operations and termination thereof. Total liabilities relieved by such action are estimated to be approximately $350,000. The reasons for the filing of the petition are related to the management=s belief that certain irregularities existed amongst the key employees of its California operations, some of whom were officers of the Company. Total recoveries related to litigation against such officers are estimated to net $1,000,000, written down to $500,000 as of this date.

There is a second pending case against three major companies, the outcome of which cannot be determined as of this date.


Note 6.	PAYROLL TAX LIABILITIES

The Company has been unable to make certain required payroll tax deposits. The net liability for such including all subsidiaries and affiliates have been reflected herein.


Note 7.	INCOME TAXES

For financial reporting purposes, the Company had unrecognized tax benefits due to book loss carry forwards of approximately $6,000,000. This amount is also available for federal income tax purposes which will, if unused, expire from 2003 to 2012.

The full realization of the tax benefits associated with the carryforwards depends predominately upon the recognition of ordinary income during the carryforward period.


Note 8.	OTHERS

During previous years, the Company expensed the development cost for its testing system, the regulatory requirements to license the system for operation, as well as its educational training programs for physicians and nurses. This is partly responsible for the accumulated deficit in the Stockholders equity.