Form 10-K/A
period 1997-05-31
IRT HOLDING CORP
filed 1998-03-04
CIK 774746

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K/A

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

                    On May 31,  1997, the  Registrant had  outstanding
               39,455,816 shares of its common stock, par value .001.
                    Documents incorporated by reference:    None






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

                    Most rhinitis is non-complex and should be managed
               in the primary care office. Within the managed care model, most patients are tested by the allergist and those found to be allergic are returned to the PCP for immunotherapy. Under this model, third party payers should be aware that when the allergists send patients back to their PCP's for immunotherapy and the allergist prepares and sends the PCP the injection sets, under those circumstances, the FDA considers the allergist a manufacturer of pharmaceutical materials and the allergist is required to have an FDA manufacturing license which most, if not all, do not have. Where this is occurring, the HMO could be exposed to FDA action. Also many PCP's areusinglaboratories with capitated agreements with the HMO's. The PCP then provides treatment of the patients based on positive test results rather than based on the testing results, history and a physical. The cost of determining the allergic patient in the specialist office can range from $1,200 to $1,600. IRT's cost of its service using the PCP is less than $100 and if extracts for the first year are included, it is considerably less than that of the specialist. The patients are kept in the PCP office where they are more comfortable and a costly referral is avoided.


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

                                UNDER

                    THE SECURITIES EXCHANGE ACT OF 1934






                          IRT HOLDING CORPORATION







                          IRT HOLDING CORPORATION
                       BALANCE SHEET AT MAY 31, 1997

                              ASSETS


                                                   May 31
                                                   ------
                                               1997          1996
CURRENT ASSETS

Cash                                       $  13,167          130
Accounts Receivable, Net of Allowance
For Doubtful Accounts of $34,000 and
advances from Factoring company (Note 1)     146,225      100,858
Inventory                                     30,000       29,165
                                             ---------     -------
Total Current Assets                         189,392       130,153

EQUIPMENTS AND IMPROVEMENTS

Laboratory Equipment                         236,175       236,175
Office Equipment                             102,567        67,710
Furniture and Fixtures                        27,362        27,362
                                             -------        ------
                                             366,104       340,627
Less accumulated depreciation                356,199       340,627
                                             -------       -------
                                               9,905        10,620

SERA INVENTORY (Note 1)


OTHER ASSETS

Receivable from litigation (Note 5)          500,000       500,000
Other Assets                                  23,354        21,801
                                             -------       -------
                                             523,354       521,801
                                             -------       -------

Total Assets                                 722,651       662,574
                                             =======       =======





                        IRT HOLDING CORPORATION
                      CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    MAY 31
                                              -----------------------
                                                1997           1996
                                              --------       --------
CURRENT LIABILITIES
Bank overdraft                                     0           4,914
Accounts payable and accrued expenses          322,863       336,049
Notes payable - Director                        42,554        42,554
Accrued payroll taxes payable
and related costs                              254,361       172,497
                                               -------       -------
Total Current Liabilities                      619,778       556,014

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                    21,852        21,409
Additional paid-in capital                   6,052,287     5,609,678
Accumulated deficit                         (5,960,260)   (5,513,521)
                                             ---------     ---------
                                               113,879       117,566
Less treasury stock, at
cost (20,000 shares)                          (10,000)     ( 10,000)
Less subscriptions receivable                 ( 1,006)     (  1,006)
                                              --------     ---------
                                               102,873      106,560
                                              --------     ---------

Total stockholders' equity (deficit)       $   722,651      662,574



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
                                             ==========    ===========




                       IRT HOLDING CORPORATION AND SUBSIDIRIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 1997 AND 1996

                                                            Additional
                                     Common  stock           Paid in
                               Shares          Amount        Capital
Balance at May 31, 1995     19,728,287      $ 19,728      $ 5,337,176

Issuance of common stock     7,596,641         1,681          272,502

Balance at May 31, 1996     27,324,928        21,409        5,609,678

Issuance of common
stock, net                  12,130,888           443          442,609
                            ----------        -------       ---------
Balance at May 31, 1997     39,455,816        21,852        6,052,287
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

During previous years, the Company expensed the development cost for its testing system, the regulatory requirements to license the system for operation, as well as its educational training programs for physicians and nurses. This is partly responsible for the accumulated deficit in the Stockholders' equity.