Form 10-Q
period 1997-11-30
IRT HOLDING CORP
filed 1998-03-05
CIK 774746

FFoorrmm 10Q
          .

          .    UNITED STATES
          .    SECURITIES AND EXCHANGE COMMISSION
          .    Washington, DC 20549
          .
          .[ X ]    QUARTTEERRLLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE
          .         SECURITIES EXCHANGE ACT OF 1934 FOR THE   SIX MONTHS
               ENDED: NOVEMBER 30, 1997.
          .
          .    OR
          .
          .[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE       SECURITIES ACT OF 1934 FOR
          .
          .
          .Commission file number  33-1534-D
          .
          .
          .                      IRT HOLDING CORPORATION
               (Exact name of registrant as specified in its charter)
          .
          .
          .           Delaware                            22-3253496
          (State or other jurisdiction of              (I.R.S. Employer
          .incorporation or organization)              Identification No.)
          .
          .
          .272 South White Horse Pike, Berlin, NJ         08009
          .(Address of principal executive offices)    (Zip Code)
          .
          .
          .      1-800-448-8199
          .    (Telephone number)
          .
          .
          .         Indicate by check mark whether the registrant (1) had
               filed all reports required to be filed by Section 13 or
               15(d) of the Securities Exchange Act of 1934 during the
               preceding 12 months (or such shorter periods that the
               registrant was required to file such reports), and (2)
               has been subject to such filing requirements for the past
               90 days.       Yes    X      No
          .
          .
          .         Indicate the number of shares outstanding of each of
                    the issuer's classes of common stock, as of the latest
                    practicable date.
          .
          .
          .             Class                     Outstanding at 11/30/97
          .(Common Stock, $.001 par value)                47,483,278





          .         IRT HOLDING CORPORATION AND SUBSIDIARIES
          .
          .
          .    INDEX
          .
          .
          .PART I.   FINANCIAL INFORMATION
          .
          .Item 1.  Financial Statements (unaudited)
          .
          .Balance Sheet, November 30, 1997
          .Statements of Operations-Six months ended November 30, 1997 .Statements of Cash Flows-Six months ended November 30, 1997 .Notes to Financial Statements- November 30, 1997
          .
          .
          .
          .PART II.  OTHER INFORMATION
          .
          .Item 1.  Legal proceedings
          .Item 2.  Changes in Securities
          .Item 3.  Defaults Upon Senior Securities
          .Item 4. Submission of Matters to a Vote of Security Holders .Item 5. Other Information
          .Item 6.  Exhibits and Reports on Form 8-K
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .    IRT HOLDING CORPORATION AND SUBSIDIARIES

          .    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          .    UNAUDITED
          .
          .NOTE 1.  BASIS OF PRESENTATION
          .
          .    The Company's financial statements are unaudited.  In the
          opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operation and changes in financial position for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
          .
          .    Footnote disclosure normally included in financial
          statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements and notes thereto are included in the Company's Form 10-K for the most recent fiscal year.
          .
          .NOTE 2.  CAPITAL STOCK
          .
          .    The Company issued the following shares during the first
               six months of Fiscal 1997:
          .
          .         A total of 8,027,462 shares of common stock were issued
               in the amount of $394,270.00.
          .
          .         Total shares in the distribution: 47,483,278
          .
          .
          .NOTE 3.  CHANGES IN STOCKHOLDERS' EQUITY
          .
          .              Common Stock             Add'l            Retained
          .          Number of                    Paid-In          Earnings
          .          Shares          Amount       Capital          (Deficit)
          .
          .
BALANCES,
May 31, 1997          39,455,816    $21,852   $6,052,287       ($5,960,260)

Additions/Adjustments  8.027,462      3,943      385,327       (     7,470)

Loss for the period                                            (   409,739)

November 30, 1997     47,483,278    $25,795   $6.437,614       ($6.377,469)
          .
          .

          .To date, the Company has never paid a dividend and does not anticipate paying a dividend in the foreseeable future.
          .
          .
          .Part II. OTHER INFORMATION
          .
          .
          .Item 1.  Legal Proceedings
          .
          .    NONE
          .
          .
          .Item 2.  Changes in Securities
          .
          .    The Board of Directors approved a two share distribution for each of the Immuno Response Technology, Inc. Shares outstanding for the pre-merger (L'Autrec, Inc.) Shareholders of Immuno Response Technology, Inc. The Board of Directors effected this distribution to equalize the per share price for each of its Regulation D505 offerings.
          .
          .
          .Item 3.  Defaults Upon Senior Securities
          .
          .    NONE
          .
          .
          .Item 4.  Submission of Matters to the Vote of Shareholders
          .
          .    NONE
          .
          .
          .Item 5.  Other Information
          .
          .    NONE
          .
          .
          .Item 6.  Exhibits and Reports on Form 8-K
          .
          .    NONE
          .
          .
          .    SIGNATURES
          .
          .    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
          .
          .
          .
          .
          .                             George H. Young, President and
          .                             Chairman of the Board of Directors
          .
          .
          .
          .Date:
          .
                       IRT HOLDING CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                        NOVEMBER 30,1997

          CURRENT ASSETS

          CASH                                          $   (4,822)
          ACCOUNTS RECEIVABLE, NET OF
          ALLOWANCE FOR DOUBTFUL ACCOUNTS
          OF $34,000 AND ADVANCES FROM
          FACTORING COMPANY                                175,007
          INVENTORY                                         30,000
                                                           -------
          TOTAL CURRENT ASSETS                          $  200,185
                                                           -------
          EQUIPMENT & IMPROVEMENTS
          LABORATORY EQUIPMENT                             236,175
          OFFICE EQUIPMENT                                 116,098
          FURNITURE AND FIXTURES                            27,362
                                                           -------
                                                           379,635
          LESS ACCUMULATED DEPRECIATION                   (364,199)
                                                          ---------
                                                        $   15,436
                                                          ---------
          OTHER ASSETS
          RECEIVABLE FROM LITIGATION                       500,000
          OTHER ASSETS                                      23,354
                                                           -------
                                                           523,354
                                                           -------
                                                        $  738,975
                                                           =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
          ACCOUNTS PAYABLE AND
          ACCRUED EXPENSES                          $     322,863
          NOTES PAYABLE - DIRECTOR                         40,511
          ACCRUED PAYROLL TAXES PAYABLE
          AND RELATED COSTS                               300,667
                                                          -------
          TOTAL CURRENT LIABILITIES                 $     664,041
                                                          -------

          STOCKHOLDERS' EQUITY (DEFICIT)
          COMMON STOCK                                     25,795
          ADDITIONAL PAID-IN CAPITAL                    6,437,614
          ACCUMULATED DEFICIT                          (6,377,469)
                                                       -----------
                                                           85,940

          LESS TREASURY STOCK, AT COST
          (20,000 SHARES)                                 (10,000)
          LESS SUBSCRIPTION RECEIVABLE                     (1,006)
                                                        ----------
-                                                          74,934
                                                        ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $     738,975
                                                        ==========

          UNAUDITED - FOR INTERNAL USE ONLY



                      IRT HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997

             REVENUE
             NET LABORATORY REVENUE                      $      98,838


             OPERATING EXPENSES
             COST OF SALES                                     133,806
             SELLING AND PROMOTIONAL EXPENSES                  104,071
             GENERAL AND ADMINISTRATIVE EXPENSES               257,700
             DEPRECIATION                                        8,000
                                                               -------
                                                         $     503,577
                                                               -------
             OPERATING LOSS                                  (404,739)

             OTHER INCOME (EXPENSE)
             FACTORING CHARGES                                 (5,000)
                                                              --------
             NET INCOME (LOSS)                           $   (409,739)
                                                              ========
             NET INCOME (LOSS) PER SHARE                 $      (0.01)
                                                              ========
             WEIGHTED AVERAGE SHARES OUTSTANDING            39,935,492
                                                            ==========

                            UNAUDITED - FOR INTERNAL USE ONLY


                    IRT HOLDING CORPORATION AND SUBSIDIARIES
                    STATEMENT OF CASH FLOW
                    FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                   (409,739)
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
DEPRECIATION                                                    8,000
ACCOUNTS RECEIVABLE                                           (28,781)
FEDERAL WITHHOLDING TAXES                                      37,552
STATE WITHHOLDING TAXES                                         3,347
STATE UNEMPLOYMENT TAXES                                        5,308
FEDERAL UNEMPLOYMENT TAXES                                        100
NOTES PAYABLE - CURRENT                                       ( 2,043)
                                                              --------
TOTAL ADJUSTMENTS                                              23,483
                                                              --------
NET CASH PROVIDED BY OPERATION                               (386,256)

CASH FLOWS FROM INVESTING ACTIVITIES
USED FOR:
OFFICE EQUIPMENT                                               13,531
                                                              --------
NET CASH USED FOR INVESTING                                    13,531
                                                              --------
CASH FLOWS FROM FINANCING ACTIVITIES
PROCEEDS FROM:
COMMON STOCK                                                    3,943
ADDITIONAL PAID IN CAPITAL                                    385.327
                                                              --------
NET CASH USED IN FINANCING                                    389,270
                                                              --------
NET INCREASE (DECREASE) IN CASH                               (10,517)
                                                              ========

SUMMARY
CASH BALANCE AT END OF PERIOD                                  (4,822)
ADJUSTED CASH BALANCE AT BEGINNING OF PERIOD                   (5,695)
                                                               -------
NET INCREASE (DECREASE) IN CASH                               (10,517)
                                                               =======

                   UNAUDITED - FOR MANAGEMENT PURPOSES ONLY