Form 10-K
period 1998-05-31
IRT HOLDING CORP
filed 1998-11-17
CIK 774746

Page 1 of    consecutively numbered pages including exhibit (pages    -   )

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 1998

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 1997 to May 31, 1998

                  Commission File No.  33-1534-D


                      IRT HOLDING CORPORATION
      (Exact name of registrant as specified in its charter)

          DELAWARE                                              22-3253496
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

272 South White Horse Pike, Berlin,                            NJ 08009
(Address of principal executive offices)                       (Zip Code)

                           800-448-8199
                        (Telephone Number)

Section Registered Pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Title Each Class                                  on which Registered
      None                                                     None

Securities Registered Pursuant to Section 12(g) of the Act:

                               None
                         (Title of Class)

                                           No
(Former name, Former Address and from fiscal year if changed since last report)


     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [ ]        No [X]

     The Registrant's voting stock is traded Over-The-Counter and is quoted in the National Quotation Bureau "pink sheets." As of May 31, 1998, there was no significant market for trading of the Registrant's voting stock.

     On May 31, 1998, the Registrant had outstanding 60,460,048 shares of its common stock, par value .001.

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

     On July 12, 1991, the Registrant completed an acquisition of Advanced Allergy Management, Inc., a California-based operator of a clinical testing laboratory. The Company closed the AAM facility during January of 1995. (See Note 3 of the Consolidated Financial Statement.)

Description of Business

     The Registrant through its wholly-owned subsidiary, IRT Diagnostic, Inc. and IRT Laboratory, Inc. (collectively, the "Company"), (i) has developed and presently markets proprietary asthma disease management programs, including clinical diagnostic consultations provided through a network of clinical allergists and ear, nose and throat specialists; and (ii) operates a clinical testing laboratory performing its FDA-approved, proprietary Rapid Allergen Procedure. The Company's services are designed to principally support primary care physicians within the HMO's.

     The Company markets its services to health maintenance organizations contracting with state governments to provide health coverage to Medicaid patients. Management believes its services will improve the delivery and reduce the cost of medical care for asthma and other allergic diseases by using its proprietary laboratory technology and a standardized approach to the delivery of its services. The Company has developed a unique approach for the delivery of medical services by combining the training of primary care physicians and staff, critiquing their diagnostic and treatment protocols and utilizing more effective, less costly technology.

DISCUSSION OF THE COMPANY'S BUSINESS

     Allergic Disease refers to a group of diseases in which immunologically induced inflammation is triggered by environmental antigens referred to as allergens. Allergic diseases are common and can cause local or systemic effects. The most common ones allergic rhinitis, sinusitis, asthma and allergic contact
dermatitis   are responsible for significant morbidity, and in
asthma significant mortality. Accurate diagnoses and appropriate treatment can curtail drastically their associated clinical impairment and disability. Common to the various allergic diseases is the role of immediate (IgE) hypersensitivity and the allergen triggers involved. Furthermore, early diagnosis and treatment will reduce the occurrence of these problems, particularly with the detection of IgE responses in these patients to identify the allergen triggers.

NATIONAL INSTITUTE OF HEALTH POSITION:

     Asthma is a major health problem in America. Despite increased knowledge and improvements in pharmaceutical treatment, it has an increasing incidence, hospitalization and mortality that is increasing about 100% every decade and having a $60,000,000,000 cost to the economy (including treatment, lost school days and lost work days). These facts led to the publication of an Expert Panel Report by the National Institute of Health that emphasized an increased role for the primary care physicians in the management of asthma.

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

     These increases have been noted in several other papers that include these highlights:

         African-Americans are three times more likely to die of asthma than whites;

         Inner city minority hospitalization rates are significantly higher; and

         African-American children ages 6-11 have a higher prevalence of asthma than white children, 12 percent v.
     6.2 percent.

     Several reasons have been offered to account for this disparity: ethnicity, poverty, overcrowding, access to health care and indoor allergens. A confluence of circumstances seems to have combined so that the highest prevalence of asthma occurs among populations of low socioeconomic standing living in the inner city and thereby increasing their exposure to allergens. The high incidence of asthma among minorities is more likely due to their disproportionate percentage of inner city populations rather than a genetic predisposition. In terms of costs, a low income family with a moderate to severe asthmatic child will spend 12 percent of its annual income on asthma related costs, whereas an average middle class family will spend 6.4 percent of its annual income. THE LIFETIME EFFECTS OF IMPROPERLY MANAGED ASTHMA ARE PROFOUND AND CANNOT BE ESTIMATED. MISSED SCHOOL DAYS CAN NEGATIVELY IMPACT LIFETIME ECONOMIC STATUS.

     When asthma is well controlled, it rarely leads to hospitalization or to emergency room visits. THE IMPROVEMENT OF OUTCOMES AND THE REDUCTION IN COSTS MUST COME THROUGH THE PRIMARY CARE PHYSICIANS, TO WHOM THE NIH REFERS AS THE FRONT-LINE IN ASTHMA MANAGEMENT. IRT'S PROGRAM CAN REDUCE THESE COSTS MORE THAN 50% WITH COMPLIANT PATIENTS.

     Because of the increasing incidence and mortality of asthma, every physician, especially primary care physicians, must be made aware of the current guidelines and recommendations for its treatment. For most patients, optimal care can be achieved in the primary care physician's office, including education, environmental control information, allergy diagnosis, immunotherapy and pharmacotherapy. FOR THE HMO TO CONTROL COSTS, OPTIMAL CARE MUST BE PERFORMED AT THE PCP LEVEL. (See cost savings through standardized proper treatment, figures 1 and 2.)


Inner-City Medicaid Population
Footnotes and References to the Asthma Cost Calculations

1. Asthma Incidence Rate: The national incidence rates for asthma are 5%.
The Medicaid populations tend to have a higher incidence rate, with inner-city populations ranging between 12% -18%. The analysis uses 15%.

2. Severe Asthmatics: A weighted average of three studies that looked at the costs associated with severe asthmatics. National Asthma Education and Prevention Program Task Force Report on the Cost Effectiveness, Quality of Care, and Financing of Asthma Care: Respiratory and Critical Care Medicine; Vol 154, Number 3, pg s88, September 1996.

3. Asthma Testing Rate: 50% of the asthma patients are tested. Expert Panel Report II: Guidelines for the Diagnosis and Management of Asthma page 2-11

4. Immunotherapy: will be started after symptoms have been brought under control. We expect that of the asthmatics tested 80% (40% of the population) will go on immunotherapy. For the most part the severe asthmatics would require immunotherapy but, a portion will not be able to tolerate it.

5. IRT Costs of Testing: 16 allergen inhalant panel composed of the primary asthma triggers and a Total IgE.

6. Immunotherapy per patient, reflects a year's cost of extracts for immunotherapy.

7. Hospitalization costs: costs and average stays were reported Philadelphia rates.

8. Asthma Hospitalization Rates: The national average in 1994 was 17.4 per 10,000. The inner-city Medicaid population have a much higher rate of hospitalizations which are influenced by such variables as sex, race, socioeconomic standing and population density. The analysis uses 115 per 10,000. Weiss KB, Carr W, Zeitel L, Geographic variations in asthma hospitalizations and deaths in New York City.

9. Emergency Room costs: Visits: reported Philadelphia averages


10. Emergency room visits: were estimated using a ratio of 3.35:1 for emergency room visits to hospitalizations. Figures were obtained from the NIH on the national rates of hospitalizations (17.4 per 10,000) and emergency room visits (58.3 per 10,000).

11. Medication costs: Ratio of emergency room and hospitalizations to medications applied to the Philadelphia costs. Ratio obtained from:
Weiss KB, Gergen PJ, Hodgson TA, An Economic Evaluation of Asthma in the United States, NE Journal of Medicine, Mar 21,1992: 862-866

12. IRT Savings Percentages: are based on the following four articles:

     Mayo PH, Richman J, Harris HW. Results of a Program to reduce admissions for adult asthma. Annals Intern Med 1990; 112:864-871.

     Zeiger RS, Heller S, Mellon MH, Wald J, Falkhoff R, Schatz M. Facilitated referral to asthma specialists reduces relapses in asthma emergency room visits. J Allergy Clin Immunol 1991; 87: 1160-1168.

     Mahr TA, Evans R. Allergist influence on asthma care. Ann Allergy 1993; 71:115-120

     Creticos PS, Reed CE, Norman PS, The NIAID cooperative study of the role of immunotherapy in ragweed-induced adult asthma: 3rd year, J Allergy
     Clin Immuno  1993;91:227

13. IRT Costs have two components testing and immunotherapy. The fee-for -service costs equation is; (10,000 * incidence * .5 * $96) + (10,000
    * incidence * .5 * .8 * $150) for the first year. The second year's cost equation is; (10,000 * incidence * .5 * .8 * 100), there is no testing in the second year.

14. Second Year IRT Costs: There are no testing costs in the second year.


IRT RESPIRATORY MANAGEMENT POSITION:

Asthma

     Asthma is a lung disease characterized by airway obstruction, airway inflammation and airway hyper responsiveness to a variety of stimuli including, allergen exposure, air pollution, viral infections, chemical irritants, exercise, and cold air. It is well established that allergy has a significant role in the pathophysiology of asthma. The medical literature strongly supports that 75 PERCENT TO 85 PERCENT OF THE PATIENTS WITH ASTHMA HAVE AN ALLERGIC TRIGGER. Allergy provokes not only an immediate obstruction of the airway but also a late bronchial obstruction associated with inflammatory changes and hypersensitivity to non-immunological stimuli. The delayed response may persist for several weeks.

     The diagnosis of an allergic disease is dependent upon an accurate and thorough history and physical examination. Depending on the results of the history and physical examination provided by the primary care physician and the in vitro test, RAP (detection of circulating IgE antibodies) performed at IRT, specific management protocols are recommended by IRT's network of specialists. This includes tests for target organ dysfunction such as pulmonary function testing (PFT), imaging of paranasal sinuses, avoidance of allergens, medications and immunotherapy.

     Optimal care entails a thorough knowledge of the goals of asthma therapy to include:

 Recognizing the disease symptoms (usual triggers, course of disease, background);

 Correlating these with laboratory studies
  (Includes lung function measurement and allergy tests [RAP]);

 Preventing asthma symptoms;
  (utilizing appropriate treatment including immunotherapy);

 Maintaining nearly normal pulmonary function and activity levels;

 Preventing asthmatic exacerbations; and

 Avoiding adverse effects from asthma medications.

     Immunotherapy can significantly improve and/or render a patient non-symptomatic. IRT provides the education for understanding of allergic disease and a standardized approach to diagnosing and treating the disease, particularly IgE-mediated asthma.


     Harold S. Nelson, M.D., Professor of Medicine at the University of Colorado and Senior Staff Physician at the National Jewish Medical and Research Center, Denver (Allergy & Asthma, Spring 1997), says "Allergen immunotherapy is the only allergy treatment that alters the basic pathophysiological mechanisms of allergic disease. Immunotherapy, or "allergy vaccination," a newer term adopted by the World Health Organization, has been demonstrated safe and effective in the treatment of allergic rhinitis, allergic conjunctivitis, allergic asthma, and insect-sting anaphylaxis."

     National Institute of Health Clinical Practice Guidelines, February 1997: Allergen immunotherapy may be considered for asthma patients when (1) there is clear evidence of a relationship between symptoms and exposure to an unavoidable allergen to which the patient is sensitive, (2) symptoms occur all year or during a major portion of the year, and (3) there is difficulty controlling symptoms with pharmacologic management either because the medication is ineffective, multiple medications are required, or the patient is not accepting of medication. (AAAI Board of
Directors 1994; Frew; 1993). . . . Controlled studies of
immunotherapy, usually conducted with single allergens, have demonstrated reduction in asthma symptoms caused by exposure to grass, cat, house-dust mite, ragweed, Cladosporium, and Alternaria (Reid et al. 1986; Malling et al. 1986; Creticos et al. 1996; Horst
et al. 1990).   A meta-analysis of 20 randomized, placebo-
controlled studies has confirmed the effectiveness of immunotherapy in asthma (Abramson et al. 1995).

     American College of Allergy, Asthma & Immunology, Expert Care and Immunotherapy for Asthma, November 1996: Immunotherapy is used as a strategy for consolidation of control of the disease. Antigen avoidance and medications are used to gain immediate control of the disease. Antigen avoidance has progressive impact over time. Immunotherapy is used in appropriate patients to reduce the degree of allergy and thereby reduce the severity of the disease. Immunotherapy reduces or eliminates the need for relentless use of expensive medications, while maintaining or improving the control of the disease.

     Immunotherapy induces clinical tolerance to the effects of environmental allergens by repeated subcutaneous injection of allergen at frequent intervals in increasing dosage. The treatment is tailored to each patient. Numerous controlled clinical trials over the past 30 years prove that this form of therapy is effective without long term toxicity whereas a pharmaceutical only treatment is a lifetime event.

     Although standards of care have been published which include the identification of possible allergies, allergy diagnosis is seldom used for asthma by the primary care physician office; yet allergy is relevant in 94 percent of the cases with an onset of asthma before age 30. Too often PCP's will acknowledge that allergy plays a role in asthma but admit allergy testing is done only in a few cases. Identifying the relevant allergens leads to more effective environmental controls (avoidance) and in selected patients immunotherapy. Furthermore, in a report from the City of Camden, New Jersey, 15-20 percent of individuals were reported to have asthma. In Philadelphia, 18% of the Hispanics and 13-15% of African Americans have asthma. It is also believed that the national statistics for the number of asthmatics has been underestimated since most of the patients and PCP's do not understand the nature of asthma. In addition, barriers to health care and adequate physician supply in the inner city has contributed markedly to the morbidity and mortality of asthma patients.

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

     In a study of asthma patients (n=270) presenting to the emergency room at Johns Hopkins University Hospital, the patients were questioned on hospital usage in the previous 12 months. The patients were segmented by emergency room usage for the last year into low 32% (0-1), moderate 39% (2-5) and high 29% (>5). ER usage was then correlated to hospitalizations (0,1 or >1) for the same time period. As expected those patients with the higher ER visits were found to be hospitalized at a greater rate. As an example, 29% of the patients with high ER usage (>5) had more the one hospitalization in the same 12 months. Of note, those patients with moderate usage 2-5 visits of the ER were also at significant risk of a hospitalization.

     The costs of improperly treated asthma can be substantial. By extrapolating from the Hopkins study the costs associated with these groups of asthmatics can be determined. Using an average of emergency room costs and hospitalization costs, $170 and $3000 respectfully, from Philadelphia and applying conservative estimates of usage we find that the costs per patient are $4000 (high), $2500 (moderate) and $300 (low).

     Traditionally, primary care physicians have provided the majority of outpatient care for asthma (65%). Specialists such as allergists (26%) and pulmonologists (5%) make up most of the remainder. What is crucial to bringing the costs associated with asthma under control is in the examination of the differences in care provided by the specialist and the generalist. A recent study comparing expert care vs generalist care found that expert care reduced hospitalizations and emergency room visits by 77% and 53% respectfully over generalist care. This gap in the level of care needs to be narrowed by improving the care provide by the generalist. This does not mean we should make specialists of the generalist, but for a disease whose incidence rate can range from 5 percent to as high as 20 percent in the inner city populations, clearly the level of care must improve on the part of the generalist. This can only happen if the generalists are led through an education and training program to identify allergic triggers that cause asthma.

     The American College of Allergy, Asthma & Immunology published a review of immunotherapy for asthma. In the review, several articles pointed out the difference in outcomes of asthmatics managed by expert care v. generalist care. The following chart note the reductions in emergency room visits and hospitalizations. The differences are substantial. The data is an average of several studies examining the imapct of expert care for moderate to severe asthmatics

     In comparison the following graphes (figure 1,2)denote outcomes of a study by a physician associated with IRT. The study although limited in the number of patients exhibit comparable outcomes. The study examined utilization one and two years prior to proper asthma management and one and two years following.

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

      As food allergic problems can manifest systemically into chronic disease problems, it is imperative that identification and elimination of the offending food allergens be carried out. This can best be accomplished by a standardized approach by the primary care physician. Appropriate intervention will reduce the costs of unnecessary re-visits of the patient to the PCP with chronic disease problems.

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

     In June, 1998, the company became an associate member of The Disease Management Purchasing Consortium (DMPC). DMPC acts as an advisor and purchaser of disease management program on behalf of manage care companies (HMO's & PPO's) who are members of the consortium. Currently DPMC has 19 member plans comprising 30,000,000 covered lives. When a member plan requests disease management program the DPMC works with the plan to release an RFP to preapproved vendors who meet the DPMC's strict criteria for outcomes and contracting.

     On occasion the DPMC finds vendors that have a lot of potential but need minor improvements and polishing to meet their potential. IRT is one such vendor and only a limited number of vendors are accepted as associate members. DPMC has a consultative relationship with IRT and has greater improved the company's offerings. To date IRT has not received an RFP from the DPMC .


Competition

     Competition for the Company's laboratory testing services arises primarily from allergists and commercial clinical laboratories. Clinical laboratories with allergy programs, such as Lab One, using computer diagnostics in their recommendation of appropriate patient treatment comprise the largest segment of the competition. The Company uses qualified physician diagnosis rather than computer diagnostics in their recommendation of appropriate patient treatment. The Company does not believe its competition is of any consequence in the HMO Medicaid market.

     MANAGEMENT OF THE COMPANY VIEWS THE QUALITY AND
COMPREHENSIVENESS OF ITS SERVICES AND COST AS THEIR MOST
COMPETITIVE ATTRIBUTES.  UNLIKE ITS PRIMARY COMPETITORS,  THE
COMPANY'S TESTING PROGRAMS ARE SUPPORTED BY ON-STAFF PHYSICIANS AND MEDICALLY-TRAINED PERSONNEL. MOREOVER, THESE PROGRAMS WERE
DEVELOPED AND ARE CURRENTLY IMPLEMENTED BY ASTHMA/ALLERGY/
IMMUNOLOGY SPECIALISTS WITH EXTENSIVE EXPERIENCE.

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

Directors and Executive Officers of the Registrant

     The following table sets forth as of May 31, 1998 certain information regarding directors and executive officers of the
Registrant:

Name                Age            Title

George H. Young      67            Chairman of the
Board of Directors, President, CEO


Lewis Perelmutter    63            Director, Vice President, Director of
Research and Education
Laboratory Director

Jay Galli            70            Director

William T. Foster    67            Director

Richard Manini       64            Director

Lois M. Butler       66            Assistant Secretary


Senior Medical Personnel

James Hartwright          58            Medical Director




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




==================================================================

Name        Capacities in which served        Cash Compensation   Total Accrual

Young       Chief Executive Officer, Chairman
             of the Board, President                $141,044          $0


Perelmutter     Director of Research & Education
                     Laboratory Director            $ 19,200          $0




Total of all executive officers as a group:          $160,244         $0


=========================================================================


Principal Stockholders

     The following table sets forth certain information with respect to the direct and beneficial ownership of the Company's securities by control persons known by the Company to be the beneficial owners of outstanding classes and by all executive officers and directors as of May 31, 1998:

                            Current Number              Current
                          of Shares of Stock           Percentage

George H. Young
P. O. Box 289
Leesburg, NJ  08327              15,897,439(2)           26.29%

Richard Manini
582 Store Road
Harleysville, PA 19438            5,042,245               8.34%

Lewis L. Perelmutter
290 Tavistock
Cherry Hill, NJ 08034             4,481,461(2)            7.41%

John C. David
2651 Woodsview Drive
Bensalem, PA 19020                1,823,334               3.02%

Jay Galli
3065 South 7th East
Salt Lake City, UT 84121            828,081(1)            1.37%

William T. Foster
253 S. 4th St.
Fulton, NY 13069                  1,771,702(1)            2.93%


Directors and
Officers as a Group              29,844,242              49.43%


(1)  Includes shares held in spouse's name and children's names.

(2)  Includes shares held in trust and families' names.






Item 2.   Properties

     The principal offices and facilities of IRT Holding Corporation and IRT Diagnostic, comprising approximately 2,500 square feet, are located at 272 South White Horse Pike, Berlin, New Jersey. The Company leases the premises on a month-to-month basis from Alexander Sinelnik at a monthly cost of approximately $3,450.

Item 3.   Legal Proceedings

          None.


                             PART II

          Item 4. Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Market Information. The Company's Common Stock is not listed on any exchange, nor is it quoted on the National Association of Securities Dealers, Inc. Automated Quotation System. There is no established trading market for the Common Stock, which is traded infrequently in the over-the-counter market under the symbol "IRTD" on the "pink sheets" issued by the National Quotation Bureau, Inc.

          The following table sets forth, for the periods indicated, the high and low bid prices per share of Common Stock as reflected in the pink sheets.

1998                Low Bid        High Ask  High Close/Bid

June 1, 1997 through
May 31, 1998              $0.25             $0.625          $0.625

          The above quotations reflect inter-dealer prices, and do not include retail mark-ups, mark-downs and may not necessarily represent actual transactions.

     (b) Holders. As of May 31, 1998, the Company had outstanding shares of Common Stock, issued to approximately shareholders.

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

     (d) Name Change. A corporate name change will take effect in September, 1998, from IRT Holding Corporation to Asthma Disease Management, Inc. The names of the two subsidiaries will also be changed from IRT Diagnostic, Inc. and IRT Laboratory, Inc. to ADM Diagnostic, Inc. and ADM Laboratory, Inc. The management believes the new name will reflect more appropriately the current growing.

Item 5.   Selected Financial Data

     The following selected consolidated financial data of the Company as of and for the year ended May 31, 1998 have been derived from the Consolidated Financial Statements of the Company.

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

     During fiscal 1998, management continues to reduce marketing efforts to individual physicians since (1) marketing to individual physicians is extremely expensive and (2) individual physicians have not been receptive to additional training to enable them to recognize most patients with allergic disease and its significance within their patient base. These physicians run out of patients and are short lived within the IRT program. The Company continues to concentrate its efforts on the newly developing Medicaid managed care market where the management of the HMO's will be able to mandate the utilization of new approaches to treatment in order for the HMO's to be more cost-effective in the delivery of their services.

     In July, 1998 IRT presented its asthma disease management program to the provider base of Cape Health Plan of Detroit MI. The role out of the program will continue through August and into September of 1998. In addition the company is awaiting the final signoff on a contract offered to IRT by Total Health Plan of Cleveland, OH.

     The discussion following on page 23 should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this document.



              ANALYSIS OF FINANCIAL CONDITION


       (Year ended May 31/in thousands except for per share data)


                    1998      1997      1996      1995      1994      1993
Operations
Statement Data

Revenues            161       361       393       525       676       262

Net Loss           (756)     (447)     (530)       59      (623)     (1293)

Net Loss Per Share (.01)     (.01)     (.02)        0      (.05)     (.27)
Of Common Stock

Cash Dividend
Per Share            0         0          0         0         0         0

BALANCE SHEET DATA

Total Assets       717        723       658        782      294      477

Current Liab.      546        579       512        515      532      990

Long term Debt      0          41        43         0        0        12

Stockholders'
Equity(Deficit)    171        103       103        267     (238)    (525)



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

               Costs and Expenses


                 The costs and expenses relating to the operations of
               the Company were $908,415 for the fiscal year ended May 31, 1998. These costs consisted of general and administrative expense, development of the Company's services, laboratory equipment and operational expense, marketing and promotional expense, and depreciation.


               Revenues


                 Net revenue from operations was $160,830 for the
               fiscal year ended May 31, 1998, as described fully in the Statement of Operations. These revenues consisted of monies generated from laboratory testing and immunotherapy support services for physicians and are presented net of contractual allowances and intercompany adjustments. The decrease in revenue during the fiscal year ended 1998 is due primarily to a shift in our marketing focus. Due to recent regulatory changes in the Health care industry, servicing independent primary physicians, which constituted the bulk of our operations, forced us to abandon this market in favor of the larger, but highly competitive HMO's.


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


               Item 11.    Certain Relationships and Related Transactions


                 The Company's Medical Director operated an independent
                medical practice which concentrated in allergy immunology treatment. Laboratory services to this practice were $22,414.00 in fiscal year ended May 31, 1998.



               Financial Statements and Schedules - See Exhibit 1.

                 The Audited Financial (DRAFT) Statements and Schedules
               listed below as prepared by Colleen Bishop, Certified Public Accountant, are filed as a part of this Annual Report on Form 10-K.


                 Balance Sheet at May 31, 1998
                 Statements of Operations

                 Statement of Cash Flow for Fiscal Year Ended May 31, 1998

                 Notes to Financial Statements











Reports on Form 8-K

     None

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 11/16/98           IRT HOLDING CORPORATION
                              Registrant



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

Date Filed: 11/16/98                                SEC File No. 33-1534-D











                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549







                            EXHIBIT I

                                TO

                    ANNUAL REPORT ON FORM 10-K

                              UNDER

               THE SECURITIES EXCHANGE ACT OF 1934










                          IRT HOLDING CORPORATION
                       BALANCE SHEET AT MAY 31, 1998

                              ASSETS


                                                   May 31
                                                   ------
                                               1998          1997
CURRENT ASSETS

Cash                                       $ 101,751       13,167
Accounts Receivable, Net of Allowance
For Doubtful Accounts of $34,000 and
advances from Factoring company (Note 1)      94,462      146,225
Inventory                                     15,000       30,000
                                             ---------     -------
Total Current Assets                         177,213      189,392

EQUIPMENTS AND IMPROVEMENTS

Laboratory Equipment                         236,175      236,175
Office Equipment                             119,232      102,567
Furniture and Fixtures                        27,362       27,362
                                             -------      --------
                                             382,769      366,104
Less accumulated depreciation                366,699      356,199
                                             -------       -------
                                              16,070        9,905

SERA INVENTORY (Note 1)


OTHER ASSETS

Receivable from litigation (Note 5)          500,000       500,000
Other Assets                                  23,354        23,354
                                             -------       -------
                                             523,354       523,354
                                             -------       -------

Total Assets                                 716,637       722,651
                                             =======       =======





                        IRT HOLDING CORPORATION
                      CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    MAY 31
                                              -----------------------
                                                1998           1997
                                              --------       --------
CURRENT LIABILITIES
Accounts payable and accrued expenses         209,306        322,863
Notes payable - Director                         0            42,554
Accrued payroll taxes payable
and related costs                             336,060        254,361
                                              --------       -------
Total Current Liabilities                     545,366        619,778

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                   22,675         21,852
Additional paid-in capital                  6,873,918      6,052,287
Accumulated deficit                        (6.714,316)    (5,960,260)
                                             ---------     ---------
                                              182,277        113,879
Less treasury stock, at
cost (20,000 shares)                          (10,000)     ( 10,000)
Less subscriptions receivable                 ( 1,006)     (  1,006)
                                              --------     ---------
                                              171,271       106,560
                                              --------     ---------

Total stockholders' equity (deficit)       $  716,637       722,651
                                              ========      ========


                       IRT HOLDING CORPORATION
                  CONSOLIDATED STATEMENT OF OPERATIONS

                                               Years ended May 31
                                               ------------------
                                               1998          1997
                                               ----          ----
Revenue
Net of Laboratory revenue                   $ 160,926    $   360,218

Operating Expenses
Cost of sales                                 251,945        191,888
Selling and promotional expenses              224,939        144,604
General and administrative expenses           398,856        365,889
Depreciation and amortization                  10,500         15,572
                                              --------      --------
                                              886,240        717,953

Operating Loss                              ( 725,314)      (357,735)

Other income/(expense)
Other income (expense)                            904            669
Interest expense and
factoring charges                             (22,175)       (89,673)
                                              ---------     --------
                                              (21,271)       (89,004)
                                              ---------     ---------
Net income/Loss                              (754,456)      (446,739)
                                              ==========    ==========
Net income/Loss per share                    $  (0.01)        (0.01)
                                              ---------     ----------
Weighted average shares outstanding          60,133,715     33,390,372
                                             ==========    ===========




                       IRT HOLDING CORPORATION AND SUBSIDIRIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 1998 AND 1997

                                                            Additional
                                     Common  stock           Paid in
                               Shares          Amount        Capital
Balance at May 31, 1995     27,324,928      $ 21,409      $ 5,609,678

Issuance of common stock    12,130,888           443          442,609

Balance at May 31, 1996     39,455,816        21,852       6,052,287

Issuance of common
stock, net                  20,670,899           823         820,354
                            ----------        -------       ---------
Balance at May 31, 1997     60,133,715      $ 22,675       6,872,641
                            ==========        =======       =========




                     IRT HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  Years ended May 31,
                                                  -----------------------
                                                     1998           1997
                                                     ----           -----

          Increase (decrease in cash)
          Cash  Flows  from  operating
          activities
          Net Loss                                  754,456       (446,739)

          Adjustments to reconcile net
          cash used in operating activities

          Depreciation and amortization               10,500         15,572
          Changes in current assets and
          liabilities:
          (Increase) decrease in:
          Accounts Receivable                         74,106        (45,367)
          Inventory                                   15,000        (   835)
          Other assets                                              ( 1,553)
          Bank overdraft                                            ( 4,914)
          Accounts Payable and accruals             (101,500)       (13,186)
          Accrued payroll taxes payable
          and related costs                           81,699          81,854
          Net cash used for                          --------       --------
          operating activities                      (674,651)       (415,158)


          Cash flows used for investing
          activities:
          Additions to property and equipment        (16,665)        (14,857)
          Net cash used for                          --------      ----------
          investing activities                       (16,665)        (14,857)
                                                     --------      ----------

          Cash flows from financing activities:
          Proceeds/increases from issuance of
          common stock                               779,900         443,052
          Net cash provided by                       -------        --------
          financing activities                       779,900         443,052
                                                     -------        --------

          Net increase (decrease) in cash             88,584          13,037

          Cash, beginning of year                     13,167             130
                                                     --------      ---------
          Cash, end of year                          101,751          13,167
                                                     ========      ========


         The accompanying notes are an integral part of these statements.



	IRT HOLDING CORPORATION AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	YEARS ENDED MAY 31, 1998 AND 1997


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
IRT Holding Corporation ("IRT") was formed on April 2, 1992 through an agreement and plan of reorganization between L'Autrec, Inc., a Delaware public shell corporation, and Immuno Response Technology, Inc.
The historical financial statements at May 31, 1998 are of IRT Holding Corporation and its subsidiary, IRT Diagnostic, Inc. ("IRT Diagnostic").
On January 23, 1995, the Board of Directors of IRT Holding Corporation voted to close the La Jolla, California facility in which IRT Lab./AAM operated and seized its records and assets. Reasons for the closure include assertions that a Director and Shareholder misappropriated corporate resources in favor of his personal business. Work previously performed at the La Jolla facility is now performed at the Berlin, New Jersey facility and minimal disruption to the operations and customer base were experienced. However, as a result of the potential financial and business losses attributable to the misuse of assets and support and the related termination of operations, Immuno Response Technologies and AAM pettitioned for relief under Chapter 7 of the United States Bankruptcy Court.

Effective April 20, 1998, the bankruptcy estate of Immuno Response Technology was closed as the case had been fully administered. A similar conclusion is expected on the AAM filing within the forthcoming fiscal year.

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


	IRT HOLDING CORPORATION AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	YEARS ENDED MAY 31, 1998 AND 1997


Note 2.	Basis of Presentation

The consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company is presently pursuing additional equity funding. In the interim, the Company must continue to operate with the limited cash flow generated internally. The Company has experienced accummulated losses since inception of approximately $6,700,000.
Management believes that cash flow generated through operations will continue to improve, as the Company is experiencing a growth trend in its laboratory revenues from primary care physicians. Management has minimized costs by closing the California laboratory as discussed in Note 1, as well as continuing other cost reduction efforts. Management believes that these factors, in addition to obtaining equity funding will be adequate to sustain its ongoing operation.


Note 3.	ACCOUNTS RECEIVABLE FACTORING

The Company discontinued its use of accounts receivable factoring and all outstanding charges and/or clains were released effective collection of non-eligible accounts receivable. The fees for the factoring service depend upon the age of the related invoice. Upon collection of the factored receivables, a settlement amount is calculated with certain expenses
(wire transfers, overnight mailings, etc.) reducing the net amount due the Company. The factoring fees incurred represent a form of interest and are therefore classified with interest expense as an "other expense" in the income statement.



Note 4.	SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

                                     1998    1997

Interest and factoring charges    $ 22,175  $87,483
Income taxes	                  				     0	       0


Note 5.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Note 8.  SUBSEQUENT EVENTS

The Company is in the process of obtaining a private placement in the amount of eight million dollars for (a) providing the funding to purchase a corporation for vertical integration; (b) relocating to a more appropriate facility; (c) obtaining state of the art equipment; (d) providing working capital.

The company's new marketing focus is in the area of asthma management and services to inner city markets. This market is neglected with a higher than normal asthma population, directly due to its socio-economic conditions.
The Company can benefit from this niche primarily due to its ability to provide very cost effective asthma prevention programs.

Note 9.	 OTHERS

During previous years, the Company expensed the development cost for its testing system, the regulatory requirements to license the system for operation, as well as its educational training programs for physicians and nurses. This is partly responsible for the accumulated deficit in the Stockholders equity.