Form 10-Q
period 1998-08-31
IRT HOLDING CORP
filed 1998-11-20
CIK 774746

FFoorrmm 10Q
          .

          .    UNITED STATES
          .    SECURITIES AND EXCHANGE COMMISSION
          .    Washington, DC 20549
          .
          .[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE
          .         SECURITIES EXCHANGE ACT OF 1934 FOR THE   THREE MONTHS
                    ENDED: AUGUST 31, 1998.
          .
          .    OR
          .
          .[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE       SECURITIES ACT OF 1934 FOR
          .
          .
          .Commission file number  33-1534-D
          .
          .
          .                      IRT HOLDING CORPORATION
               (Exact name of registrant as specified in its charter)
          .
          .
          .           Delaware                            22-3253496
          (State or other jurisdiction of              (I.R.S. Employer
          .incorporation or organization)              Identification No.)
          .
          .
          .272 South White Horse Pike, Berlin, NJ         08009
          .(Address of principal executive offices)    (Zip Code)
          .
          .
          .      1-800-448-8199
          .    (Telephone number)
          .
          .
          .         Indicate by check mark whether the registrant (1) had
               filed all reports required to be filed by Section 13 or
               15(d) of the Securities Exchange Act of 1934 during the
               preceding 12 months (or such shorter periods that the
               registrant was required to file such reports), and (2)
               has been subject to such filing requirements for the past
               90 days.       Yes    X      No
          .
          .
          .         Indicate the number of shares outstanding of each of
                    the issuer's classes of common stock, as of the latest
                    practicable date.
          .
          .
          .             Class                     Outstanding at 08/31/98
          .(Common Stock, $.001 par value)                60,353,340





          .         IRT HOLDING CORPORATION AND SUBSIDIARIES
          .
          .
          .    INDEX
          .
          .
          .PART I.   FINANCIAL INFORMATION
          .
          .Item 1.  Financial Statements (unaudited)
          .
           Balance Sheet August 31, 1998
          .Statements of Operations-Three months ended August 31, 1998 .Statements of Cash Flows-Three months ended August 31, 1998 .Notes to Financial Statements- August 31, 1998
          .
          .
          .
          .PART II.  OTHER INFORMATION
          .
          .Item 1.  Legal proceedings
          .Item 2.  Changes in Securities
          .Item 3.  Defaults Upon Senior Securities
          .Item 4. Submission of Matters to a Vote of Security Holders .Item 5. Other Information
          .Item 6.  Exhibits and Reports on Form 8-K
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .


 .    IRT HOLDING CORPORATION AND SUBSIDIARIES

          .    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          .    UNAUDITED
          .
          .NOTE 1.  BASIS OF PRESENTATION
          .
          .    The Company's financial statements are unaudited.  In the
          opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operation and changes in financial position for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
          .
          .    Footnote disclosure normally included in financial
          statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements and notes thereto are included in the Company's Form 10-K for the most recent fiscal year.
          .
          .NOTE 2.  CAPITAL STOCK
          .
          .    The Company issued the following shares during the first
               Three months of Fiscal 1998:
          .
          .         A total of 219,625 shares of common stock were issued
               in the amount of $60,500.00.
          .
          .         Total shares in the distribution: 60,353,340
          .
          .
          .NOTE 3.  CHANGES IN STOCKHOLDERS' EQUITY
          .
          .              Common Stock             Add'l            Retained
          .          Number of                    Paid-In          Earnings
          .          Shares          Amount       Capital          (Deficit)
          .
          .
BALANCES,
May 31, 1997          60,133,715    $22,675   $6,873,918       ($6,714,316)

Additions/Adjustments    219,625         61       60,439            0

Loss for the period                                            (   167,804)

August 31, 1998       60,353,340    $22,736   $6,934,357       ($6,882,120)
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

                                           ASSETS
                                        AUGUST 31,1998

          CURRENT ASSETS

          CASH                                          $   4,120
          ACCOUNTS RECEIVABLE, NET OF
          ALLOWANCE FOR DOUBTFUL ACCOUNTS
          OF $34,000                                       70,346
          INVENTORY                                        15,000
                                                           -------
          TOTAL CURRENT ASSETS                          $  89,466
                                                           -------
          EQUIPMENT & IMPROVEMENTS
          LABORATORY EQUIPMENT                             236,175
          OFFICE EQUIPMENT                                 119,232
          FURNITURE AND FIXTURES                            27,362
                                                           -------
                                                           382,769
          LESS ACCUMULATED DEPRECIATION                   (369,324)
                                                          ---------
                                                        $   13,445
                                                          ---------
          OTHER ASSETS
          RECEIVABLE FROM LITIGATION                       500,000
          OTHER ASSETS                                      23,354
                                                           -------
                                                           523,354
                                                           -------
                                                        $  626,265
                                                           =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
          ACCOUNTS PAYABLE AND
          ACCRUED EXPENSES                          $     206,056
          ACCRUED PAYROLL TAXES PAYABLE
          AND RELATED COSTS                               331,242
          NOTES PAYABLE                                    25,000
                                                          -------
          TOTAL CURRENT LIABILITIES                 $     562,298
                                                          -------

          STOCKHOLDERS' EQUITY (DEFICIT)
          COMMON STOCK                                     22,736
          ADDITIONAL PAID-IN CAPITAL                    6,934,357
          ACCUMULATED DEFICIT                          (6,882,120)
                                                       -----------
                                                           74,973

          LESS TREASURY STOCK, AT COST
          (20,000 SHARES)                                 (10,000)
          LESS SUBSCRIPTION RECEIVABLE                     (1,006)
                                                        ----------
-                                                           63,967
                                                        ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $     626,265
                                                        =========

          UNAUDITED - FOR INTERNAL USE ONLY



                      IRT HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED AUGUST 31, 1998

             REVENUE
             NET LABORATORY REVENUE                      $      39,437
             NET EXTRACT REVENUE                                12,705
             TOTAL REVENUE                                      52,142

             OPERATING EXPENSES
             COST OF SALES                                      63,801
             SELLING AND PROMOTIONAL EXPENSES                   55,001
             GENERAL AND ADMINISTRATIVE EXPENSES                98,575
             DEPRECIATION                                        2,625
                                                               -------
                                                         $     220,002
                                                               -------
             OPERATING LOSS                                  (167,860)

             OTHER INCOME (EXPENSE)                                56
                                                              --------
             NET INCOME (LOSS)                           $   (167,804)
                                                              ========
             NET INCOME (LOSS) PER SHARE                 $      (0.003)
                                                              ========
             WEIGHTED AVERAGE SHARES OUTSTANDING            60,243,528
                                                            ==========

                            UNAUDITED - FOR INTERNAL USE ONLY


                    IRT HOLDING CORPORATION AND SUBSIDIARIES
                    STATEMENT OF CASH FLOW
                    FOR THE THREE MONTHS ENDED AUGUST 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                 $  (167,804)
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
DEPRECIATION                                                    2625
ACCOUNTS RECEIVABLE                                           (9,884)
ACCOUNTS PAYABLE                                              (3,250)
FEDERAL WITHHOLDING TAXES                                     (9,779)
STATE WITHHOLDING TAXES                                        4,961
NOTES PAYABLE - CURRENT                                       25,000
                                                              --------
TOTAL ADJUSTMENTS                                              9,673
                                                              --------
NET CASH PROVIDED BY OPERATION                               (158,131)

CASH FLOWS FROM INVESTING ACTIVITIES
USED FOR:
                                                                  0
                                                              --------
NET CASH USED FOR INVESTING                                       0
                                                              --------
CASH FLOWS FROM FINANCING ACTIVITIES
PROCEEDS FROM:
ADDITIONAL PAID IN CAPITAL                                      60,500
                                                              --------
NET CASH USED IN FINANCING                                      60,500
                                                              --------
NET INCREASE (DECREASE) IN CASH                                (97,631)
                                                              ========

SUMMARY
CASH BALANCE AT END OF PERIOD                                   4,120
ADJUSTED CASH BALANCE AT BEGINNING OF PERIOD                 (101,751)
                                                               -------
NET INCREASE (DECREASE) IN CASH                               (97,631)
                                                               =======

                   UNAUDITED - FOR MANAGEMENT PURPOSES ONLY