Form 10-Q
period 1998-11-30
IRT HOLDING CORP
filed 1998-12-30
CIK 774746

FFoorrmm 10Q
          .

          .    UNITED STATES
          .    SECURITIES AND EXCHANGE COMMISSION
          .    Washington, DC 20549
          .
          .[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE
          .         SECURITIES EXCHANGE ACT OF 1934 FOR THE  SIX MONTHS
                    ENDED: NOVEMBER 30, 1998.
          .
          .    OR
          .
          .[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE       SECURITIES ACT OF 1934 FOR
          .
          .
          .Commission file number  33-1534-D
          .
          .
          .                      IRT HOLDING CORPORATION
               (Exact name of registrant as specified in its charter)
          .
          .
          .           Delaware                            22-3253496
          (State or other jurisdiction of              (I.R.S. Employer
          .incorporation or organization)              Identification No.)
          .
          .
          .272 South White Horse Pike, Berlin, NJ         08009
          .(Address of principal executive offices)    (Zip Code)
          .
          .
          .      1-800-448-8199
          .    (Telephone number)
          .
          .
          .         Indicate by check mark whether the registrant (1) had
               filed all reports required to be filed by Section 13 or
               15(d) of the Securities Exchange Act of 1934 during the
               preceding 12 months (or such shorter periods that the
               registrant was required to file such reports), and (2)
               has been subject to such filing requirements for the past
               90 days.       Yes    X      No
          .
          .
          .         Indicate the number of shares outstanding of each of
                    the issuer's classes of common stock, as of the latest
                    practicable date.
          .
          .
          .             Class                     Outstanding at 11/30/98
          .(Common Stock, $.001 par value)                63,605,465





          .         IRT HOLDING CORPORATION AND SUBSIDIARIES
          .
          .
          .    INDEX
          .
          .
          .PART I.   FINANCIAL INFORMATION
          .
          .Item 1.  Financial Statements (unaudited)
          .
           Balance Sheet November 30, 1998
          .Statements of Operations-Six months ended November 30, 1998 .Statements of Cash Flows-Six months ended November 30, 1998 .Notes to Financial Statements- November 30, 1998
          .
          .
          .
          .PART II.  OTHER INFORMATION
          .
          .Item 1.  Legal proceedings
          .Item 2.  Changes in Securities
          .Item 3.  Defaults Upon Senior Securities
          .Item 4. Submission of Matters to a Vote of Security Holders .Item 5. Other Information
          .Item 6.  Exhibits and Reports on Form 8-K
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .


 .    IRT HOLDING CORPORATION AND SUBSIDIARIES

          .    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          .
          .NOTE 1.  BASIS OF PRESENTATION
          .
          .    The Company's financial statements are unaudited.  In the
          opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operation and changes in financial position for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
          .
          .    Footnote disclosure normally included in financial
          statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements and notes thereto are included in the Company's Form 10-K for the most recent fiscal year.
          .
          .NOTE 2.  CAPITAL STOCK
          .
          .    The Company issued the following shares during the first
               Six months of Fiscal 1998:
          .
          .         A total of 3,471,750 shares of common stock were issued
               in the amount of $146,200.00.
          .
          .         Total shares in the distribution: 63,605,465
          .
          .
          .NOTE 3.  CHANGES IN STOCKHOLDERS' EQUITY
          .
          .              Common Stock             Add'l            Retained
          .          Number of                    Paid-In          Earnings
          .          Shares          Amount       Capital          (Deficit)
          .
          .
BALANCES,
May 31, 1998          60,133,715    $22,675   $6,873,918       ($6,714,316)

Additions/Adjustments  3,471,750       (85)      146,285             86,648

Loss for the period                                            (   364,775)

Nov. 31, 1998         63,605,465     $22,590   $7,020,203       ($6,992,443)
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

                                           ASSETS
                                        NOVEMBER 30,1998

          CURRENT ASSETS

          CASH                                          $ (7,974)
          ACCOUNTS RECEIVABLE, NET OF
          ALLOWANCE FOR DOUBTFUL ACCOUNTS
          OF $34,000                                       66,541
          INVENTORY                                        15,000
          NOTES RECEIVABLE                                  2,208
                                                           -------
          TOTAL CURRENT ASSETS                          $  75,775
                                                           -------
          EQUIPMENT & IMPROVEMENTS
          LABORATORY EQUIPMENT                             236,175
          OFFICE EQUIPMENT                                 119,232
          FURNITURE AND FIXTURES                            27,362
                                                           -------
                                                           382,769
          LESS ACCUMULATED DEPRECIATION                   (369,324)
                                                          ---------
                                                        $   13,445
                                                          ---------
          OTHER ASSETS
          RECEIVABLE FROM LITIGATION                       500,000
          OTHER ASSETS                                      23,354
                                                           -------
                                                           523,354
                                                           -------
                                                        $  612,574
                                                           =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
          ACCOUNTS PAYABLE AND
          ACCRUED EXPENSES                          $     121,408
          ACCRUED PAYROLL TAXES PAYABLE
          AND RELATED COSTS                               373,975
          NOTES PAYABLE                                    77,847
                                                          -------
          TOTAL CURRENT LIABILITIES                 $     573,230
                                                          -------

          STOCKHOLDERS' EQUITY (DEFICIT)
          COMMON STOCK                                     22,590
          ADDITIONAL PAID-IN CAPITAL                    7,020,203
          ACCUMULATED DEFICIT                          (6,992,443)
                                                       -----------
                                                           50,350

          LESS TREASURY STOCK, AT COST
          (20,000 SHARES)                                 (10,000)
          LESS SUBSCRIPTION RECEIVABLE                     (1,006)
                                                        ----------
                                                           39,344
                                                        ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $      612,574
                                                        ==========

          UNAUDITED - FOR INTERNAL USE ONLY



                      IRT HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998

             REVENUE
             NET LABORATORY REVENUE                      $      87,190
             NET EXTRACT REVENUE                                26,661
                                                               -------
             TOTAL REVENUE                                     113,851
                                                               -------
             OPERATING EXPENSES
             COST OF SALES                                     141,007
             SELLING AND PROMOTIONAL EXPENSES                  119,693
             GENERAL AND ADMINISTRATIVE EXPENSES               215,447
             DEPRECIATION                                        2,625
                                                               -------
                                                         $     478,772
                                                               -------
             OPERATING LOSS                                  (364,921)

             OTHER INCOME (EXPENSE)                               146
                                                              --------
             NET INCOME (LOSS)                           $   (364,775)
                                                              ========
             NET INCOME (LOSS) PER SHARE                 $      (0.01)
                                                              ========
             WEIGHTED AVERAGE SHARES OUTSTANDING            63,605,465
                                                            ==========

                            UNAUDITED - FOR INTERNAL USE ONLY


                    IRT HOLDING CORPORATION AND SUBSIDIARIES
                    STATEMENT OF CASH FLOW
                    FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                 $  (364,775)
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ACCUMULATED DEPRECIATION                                       2,625
ACCOUNTS RECEIVABLE                                           (6,078)
NOTES RECEIVABLE                                              (2,208)
ACCOUNTS PAYABLE                                              (1,250)
FEDERAL WITHHOLDING TAXES                                     27,001
STATE WITHHOLDING TAXES                                       10,913
NOTES PAYABLE - CURRENT                                       77,847
                                                            ---------
TOTAL ADJUSTMENTS                                            108,850
                                                            ---------
NET CASH PROVIDED BY OPERATION                              (255,925)

CASH FLOWS FROM INVESTING ACTIVITIES
USED FOR:
                                                                  0
                                                              --------
NET CASH USED FOR INVESTING                                       0
                                                              --------
CASH FLOWS FROM FINANCING ACTIVITIES
PROCEEDS FROM:
ADDITIONAL PAID IN CAPITAL                                     146,200
                                                              --------
NET CASH USED IN FINANCING                                     146,200
                                                              --------
NET INCREASE (DECREASE) IN CASH                               (109,725)
                                                              ========

SUMMARY
CASH BALANCE AT END OF PERIOD                                   7,974
ADJUSTED CASH BALANCE AT BEGINNING OF PERIOD                 (101,751)
                                                             ---------
NET INCREASE (DECREASE) IN CASH                              (109,725)
                                                             =========

                   UNAUDITED - FOR MANAGEMENT PURPOSES ONLY