Form 10-K/A
period 1997-05-31
IRT HOLDING CORP
filed 1999-02-19
CIK 774746

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



                       ANALYSIS OF FINANCIAL CONDITION



         ( Year ended May 31/in thousands except for per share data)

                     1997     1996      1995     1994      1993     1992
Operations
Statement Data:

Revenues             361      393       525      676       262      262

Net Loss            (447)    (530)       59     (623)    (1293)   (1108)

Net Loss Per Share
of Common Stock     (.01)    (.02)        0     (.05)     (.27)    (.35)

Cash Dividend
Per Share             0         0         0        0         0        0

Balance Sheet Data

Total Assets        723      663        782     294       477      283

Current Liab.       579      513        515     532       990      731

Long Term Debt       41       43         0       0         12       28

Stockholders'
Equity(deficit)     103      107        267    (238)     (525)    (476)




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



               Financial Statements and Schedules - See Exhibit 1.

                 The Audited Financial Statements and Schedules
               listed below as prepared by Colleen Bishop, Certified Public Accountant, are filed as a part of this Annual Report on Form 10-K.


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



                       IRT HOLDING CORPORATION
                  CONSOLIDATED STATEMENT OF OPERATIONS

                                               Years ended May 31
                                               ------------------
                                               1997          1996
                                               ----          ----
Revenue
Net of Laboratory revenue                   $  360,218   $   400,778

Operating Expenses
Cost of sales                                  191,888       220,137
Selling and promotional expenses               144,604       146,072
General and administrative expenses            365,889       380,004
Depreciation and amortization                   15,572        27,395
                                               -------       --------
                                               717,953       773,608

Operating Loss                                (357,735)     (372,830)

Other income/(expense)
Other income (expense)                             669       ( 7,904)
Interest expense and
factoring charges                              (89,673)      (53,431)
                                               --------      --------
                                               (89,004)      (61,335)
                                               --------      ---------
Net income/Loss                               (446,739)     (434,165)
                                              =========     ==========
Net income/Loss per share                    $ (  0.01)     (   0.02)
                                              ---------     ----------
Weighted average shares outstanding          33,390,372    23,587,713
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

On January 23, 1995, the Board of Directors of IRT Holding Corporation voted to close the La Jolla, California facility in which IRT Lab./AAM operated and seized its records and assets. Reasons for the closure include assertions that a Director and Shareholder misappropriated corporate resources in favor of his personal business. Work previously performed at the La Jolla facility is now performed at the Berlin, New Jersey facility and minimal disruption to the operations and customer base were experienced. However, as a result of the potential financial and business losses attributable to the misuse of assets and support and the related termination of operations, Immuno Response Technologies and AAM have petitioned for relief under Chapter 7 of the United States Bankruptcy Court.

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