Form 10-K/A
period 1998-05-31
IRT HOLDING CORP
filed 1999-02-19
CIK 774746

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

     The American College of Allergy, Asthma & Immunology published a review of immunotherapy for asthma. In the review, several articles pointed out the difference in outcomes of asthmatics managed by expert care v. generalist care. The following chart note the reductions in emergency room visits and hospitalizations. The differences are substantial. The data is an average of several studies examining the imapct of expert care for moderate to severe asthmatics

     In comparison the following graphes (figure 1,2) denote outcomes of a study by a physician associated with IRT. The study although limited in the number of patients exhibit comparable outcomes. The study examined utilization one and two years prior to proper asthma management and one and two years following.

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



              ANALYSIS OF FINANCIAL CONDITION


       (Year ended May 31/in thousands except for per share data)


                    1998      1997      1996      1995      1994      1993
Operations
Statement Data

Revenues            161       361       393       525       676       262

Net Loss           (756)     (447)     (530)       59      (623)     (1293)

Net Loss Per Share (.01)     (.01)     (.02)        0      (.05)     (.27)
Of Common Stock

Cash Dividend
Per Share            0         0          0         0         0         0

BALANCE SHEET DATA

Total Assets       717        723       663        782      294      477

Current Liab.      546        579       513        515      532      990

Long term Debt      0          41        43         0        0        12

Stockholders'
Equity(Deficit)    171        103       107        267     (238)    (525)



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

                    ANNUAL REPORT ON FORM 10-K

                              UNDER

               THE SECURITIES EXCHANGE ACT OF 1934










                          IRT HOLDING CORPORATION
                       BALANCE SHEET AT MAY 31, 1998

                              ASSETS


                                                   May 31
                                                   ------
                                               1998          1997
CURRENT ASSETS

Cash                                       $ 101,751       13,167
Accounts Receivable, Net of Allowance
For Doubtful Accounts of $34,000 and
advances from Factoring company (Note 1)      60,462      146,225
Inventory                                     15,000       30,000
                                             ---------     -------
Total Current Assets                         177,213      189,392

EQUIPMENTS AND IMPROVEMENTS

Laboratory Equipment                         236,175      236,175
Office Equipment                             119,232      102,567
Furniture and Fixtures                        27,362       27,362
                                             -------      --------
                                             382,769      366,104
Less accumulated depreciation                366,699      356,199
                                             -------       -------
                                              16,070        9,905

SERA INVENTORY (Note 1)


OTHER ASSETS

Receivable from litigation (Note 5)          500,000       500,000
Other Assets                                  23,354        23,354
                                             -------       -------
                                             523,354       523,354
                                             -------       -------

Total Assets                                 716,637       722,651
                                             =======       =======





                        IRT HOLDING CORPORATION
                      CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    MAY 31
                                              -----------------------
                                                1998           1997
                                              --------       --------
CURRENT LIABILITIES
Accounts payable and accrued expenses         122,958        322,863
Notes payable - Director                         0            42,554
Accrued payroll taxes payable
and related costs                             336,060        254,361
                                              --------       -------
Total Current Liabilities                     459,018        619,778

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                   22,675         21,852
Additional paid-in capital                  6,873,918      6,052,287
Accumulated deficit                        (6,627,968)    (5,960,260)
                                             ---------     ---------
                                              268,625        113,879
Less treasury stock, at
cost (20,000 shares)                          (10,000)     ( 10,000)
Less subscriptions receivable                 ( 1,006)     (  1,006)
                                              --------     ---------
                                              257,619       102,873
                                              --------     ---------

Total stockholders' equity (deficit)       $  716,637       722,651
                                              ========      ========


                       IRT HOLDING CORPORATION
                  CONSOLIDATED STATEMENT OF OPERATIONS

                                               Years ended May 31
                                               ------------------
                                               1998          1997
                                               ----          ----
Revenue
Net of Laboratory revenue                   $ 160,926    $   360,218

Operating Expenses
Cost of sales                                 251,945        191,888
Selling and promotional expenses              224,939        144,604
General and administrative expenses           398,856        365,889
Depreciation and amortization                  10,500         15,572
                                              --------      --------
                                              886,240        717,953

Operating Loss                              ( 725,314)      (357,735)

Other income/(expense)
Forgiveness of Debt                            78,777             0
Other income (expense)                            904           669
Interest expense and
factoring charges                             (22,175)      (89,673)
                                              ---------     --------
                                               65,078       (89,004)
                                              ---------     ---------
Net income/Loss                              (667,708)     (446,739)
                                              ==========    ==========
Net income/Loss per share                    $  (0.01)        (0.01)
                                              ---------     ----------
Weighted average shares outstanding          60,133,715     39,455,816
                                             ==========    ===========




                       IRT HOLDING CORPORATION AND SUBSIDIRIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 1998 AND 1997

                                                            Additional
                                     Common  stock           Paid in
                               Shares          Amount        Capital
Balance at May 31, 1995     27,324,928      $ 21,409      $ 5,609,678

Issuance of common stock    12,130,888           443          442,609

Balance at May 31, 1996     39,455,816        21,852       6,052,287

Issuance of common
stock, net                  20,677,899           823         821,631
                            ----------        -------       ---------
Balance at May 31, 1997     60,133,715      $ 22,675       6,873,918
                            ==========        =======       =========




                     IRT HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  Years ended May 31,
                                                  -----------------------
                                                     1998           1997
                                                     ----           -----

          Increase (decrease in cash)
          Cash  Flows  from  operating
          activities
          Net Loss                                  667,708       (446,739)

          Adjustments to reconcile net
          cash used in operating activities

          Depreciation and amortization               10,500         15,572
          Changes in current assets and
          liabilities:
          (Increase) decrease in:
          Accounts Receivable                         85,763        (45,367)
          Inventory                                   15,000        (   835)
          Other assets                                              ( 1,553)
          Bank overdraft                                            ( 4,914)
          Accounts Payable and accruals             (200,205)       (13,186)
          Accrued payroll taxes payable
          and related costs                           81,699          81,864
          Net cash used for                          --------       --------
          operating activities                      (674,951)       (415,158)


          Cash flows used for investing
          activities:
          Additions to property and equipment        (16,665)        (14,857)
          Net cash used for                          --------      ----------
          investing activities                       (16,665)        (14,857)
                                                     --------      ----------

          Cash flows from financing activities:
          Proceeds/increases from issuance of
          common stock                               780,200         443,052
          Net cash provided by                       -------        --------
          financing activities                       780,200         443,052
                                                     -------        --------

          Net increase (decrease) in cash             88,584          13,037

          Cash, beginning of year                     13,167             130
                                                     --------      ---------
          Cash, end of year                          101,751          13,167
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

The consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company is presently pursuing additional equity funding. In the interim, the Company must continue to operate with the limited cash flow generated internally. The Company has experienced accummulated losses since inception of approximately $6,600,000.

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

Lease Commitments

The Company leases office space on a month to month basis at the rate of $2,850 per month. The Company also rents office equipment under leases accounted for as operating leases with the following future minimal annual rentals as of May 31, 1998:

For the year ended:
             1999            $ 4,455
             2000              3,613
             2001              3,332
             2002              1,665

Contracts
The Company has entered into a contract to pay the Chairman an annual salary, a portion of which is to be paid currently until the Company has placed its new financing and related plans in effect (see Note 8.). The balance beyond the payroll payments will be taken in stock without legend at 50 percent of market value.

Employee Stock
The Company has instituted a plan for the issuance of restricted stock bonuses to various employees as a reward for past service and loyalty. The issuance of such stock during the current fiscal year has been reflected in the Consolidated Statements of Stockholders' Equity.


Note 6.	PAYROLL TAX LIABILITIES

The Company has been unable to make certain required payroll tax deposits. The net liability for such including all subsidiaries and affiliates have been reflected herein.


Note 7.	INCOME TAXES

For financial reporting purposes, the Company had unrecognized tax benefits due to book loss carry forwards of approximately $6,600,000. This amount is also available for federal income tax purposes which will, if unused, expire from 2003 to 2013.

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