Form 10-Q
period 1999-02-28
IRT HOLDING CORP
filed 1999-05-10
CIK 774746

FFoorrmm 10Q
          .

          .    UNITED STATES
          .    SECURITIES AND EXCHANGE COMMISSION
          .    Washington, DC 20549
          .
          .[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE
          .         SECURITIES EXCHANGE ACT OF 1934 FOR THE  NINE MONTHS
                    ENDED: FEBRUARY 28, 1999.
          .
          .    OR
          .
          .[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE       SECURITIES ACT OF 1934 FOR
          .
          .
          .Commission file number  33-1534-D
          .
          .         ASTHMA DISEASE MANAGEMENT INC.,
          .        (FORMERLY IRT HOLDING CORPORATION)
               (Exact name of registrant as specified in its charter)
          .
          .
          .           Delaware                            22-3253496
          (State or other jurisdiction of              (I.R.S. Employer
          .incorporation or organization)              Identification No.)
          .
          .
          .272 South White Horse Pike, Berlin, NJ         08009
          .(Address of principal executive offices)    (Zip Code)
          .
          .
          .      1-800-448-8199
          .    (Telephone number)
          .
          .
          .         Indicate by check mark whether the registrant (1) had
               filed all reports required to be filed by Section 13 or
               15(d) of the Securities Exchange Act of 1934 during the
               preceding 12 months (or such shorter periods that the
               registrant was required to file such reports), and (2)
               has been subject to such filing requirements for the past
               90 days.       Yes    X      No
          .
          .
          .         Indicate the number of shares outstanding of each of
                    the issuer's classes of common stock, as of the latest
                    practicable date.
          .
          .
          .             Class                     Outstanding at 02/28/99
          .(Common Stock, $.001 par value)                67,313,635




                    ASTHMA DISEASE MANAGEMENT INC.
          .         (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
          .
          .
          .    INDEX
          .
          .
          .PART I.   FINANCIAL INFORMATION
          .
          .Item 1.  Financial Statements (unaudited)
          .
           Balance Sheet February 28, 1999
          .Statements of Operations-Six months ended February 28, 1999 .Statements of Cash Flows-Six months ended February 28, 1999 .Notes to Financial Statements- February 28, 1999
          .
          .
          .
          .PART II.  OTHER INFORMATION
          .
          .Item 1.  Legal proceedings
          .Item 2.  Changes in Securities
          .Item 3.  Defaults Upon Senior Securities
          .Item 4. Submission of Matters to a Vote of Security Holders .Item 5. Other Information
          .Item 6.  Exhibits and Reports on Form 8-K
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .

     ASTHMA DISEASE MANAGEMENT INC.
 .    (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)

          .    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          .
          .NOTE 1.  BASIS OF PRESENTATION
          .
          .    The Company's financial statements are unaudited.  In the
          opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operation and changes in financial position for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
          .
          .    Footnote disclosure normally included in financial
          statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements and notes thereto are included in the Company's Form 10-K for the most recent fiscal year.
          .
          .NOTE 2.  CAPITAL STOCK
          .
          .    The Company issued the following shares during the first
               Nine months of Fiscal 1999:
          .
          .         A total of 7,179,920 shares of common stock were issued
               in the amount of $181,085
          .
          .         Total shares in the distribution: 67,313,635
          .
          .
          .NOTE 3.  CHANGES IN STOCKHOLDERS' EQUITY
          .
          .              Common Stock             Add'l            Retained
          .          Number of                    Paid-In          Earnings
          .          Shares          Amount       Capital          (Deficit)
          .
          .
BALANCES,
May 31, 1998          60,133,715    $22,675   $6,873,918       ($6,714,316)

Additions/Adjustments  7,179,920       (85)      181,085             86,648

Loss for the period                                            (   518,401)

Feb. 28, 1999         67,313,635     $22,590   $7,055,003      ($7,146,069)
          .
          .

          .To date, the Company has never paid a dividend and does not anticipate paying a dividend in the foreseeable future.
          .
          .
          .Part II. OTHER INFORMATION
          .
          .The company changed its name from IRT Holding Corporation to .Asthma Disease Management Inc., in order to properly reflect .the nature of services provided.
          .
          .Item 1.  Legal Proceedings
          .
          .    NONE
          .
          .
          .Item 2.  Changes in Securities
          .
          .    The Board of Directors approved a two share distribution for each of the Immuno Response Technology, Inc. Shares outstanding for the pre-merger (L'Autrec, Inc.) Shareholders of Immuno Response Technology, Inc. The Board of Directors effected this distribution to equalize the per share price for each of its Regulation D505 offerings.
          .
          .
          .Item 3.  Defaults Upon Senior Securities
          .
          .    NONE
          .
          .
          .Item 4.  Submission of Matters to the Vote of Shareholders
          .
          .    NONE
          .
          .
          .Item 5.  Other Information
          .
          .    NONE
          .
          .
          .Item 6.  Exhibits and Reports on Form 8-K
          .
          .    NONE
          .
          .
          .    SIGNATURES
          .
          .    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
          .
          .
          .
          .
          .                             George H. Young, President and
          .                             Chairman of the Board of Directors
          .
          .
          .
          .Date:
          .
                       IRT HOLDING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            FEBRUARY 28, 1999

                                           ASSETS

          CURRENT ASSETS

          CASH                                          $ (17,359)
          ACCOUNTS RECEIVABLE, NET OF
          ALLOWANCE FOR DOUBTFUL ACCOUNTS
          OF $34,000                                       73,124
          INVENTORY                                        15,000
          NOTES RECEIVABLE                                  2,208
                                                           -------
          TOTAL CURRENT ASSETS                          $  72,973
                                                           -------
          PROPERTY & EQUIPMENT
          EQUIPMENT & IMPROVEMENTS
          LABORATORY EQUIPMENT                             236,175
          OFFICE EQUIPMENT                                 119,232
          FURNITURE AND FIXTURES                            27,362
                                                           -------
                                                           382,769
          LESS ACCUMULATED DEPRECIATION                   (371,949)
                                                          ---------
          TOTAL PROPERTY & EQUIPMENT                    $   10,820
                                                          ---------
          OTHER ASSETS
          RECEIVABLE FROM LITIGATION                       500,000
          OTHER ASSETS                                      23,354
                                                           -------
          TOTAL OTHER ASSETS                               523,354
                                                           -------
          TOTAL ASSETS                                  $  607,147
                                                           =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
          ACCOUNTS PAYABLE AND
          ACCRUED EXPENSES                          $     121,408
          PAYROLL TAXES PAYABLE
          AND RELATED COSTS                               419,666
          NOTES PAYABLE                                   145,555
                                                          -------
          TOTAL CURRENT LIABILITIES                 $     686,629
                                                          -------

          STOCKHOLDERS' EQUITY (DEFICIT)
          COMMON STOCK                                     22,590
          ADDITIONAL PAID-IN CAPITAL                    7,055,003
          ACCUMULATED DEFICIT                          (7,146,069)
                                                       -----------
                                                       (   68,476)

          LESS TREASURY STOCK, AT COST
          (20,000 SHARES)                                 (10,000)
          LESS SUBSCRIPTION RECEIVABLE                     (1,006)
                                                        ----------
                                                        (  79,482)
                                                        ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $      607,147
                                                        ==========

          UNAUDITED - FOR INTERNAL USE ONLY



                      IRT HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999

             REVENUE
             NET LABORATORY REVENUE                      $     114,355
             NET EXTRACT REVENUE                                39,639
                                                               -------
             TOTAL REVENUE                                     153,994
                                                               -------
             OPERATING EXPENSES
             COST OF SALES                                     198,853
             SELLING AND PROMOTIONAL EXPENSES                  168,806
             GENERAL AND ADMINISTRATIVE EXPENSES               304,941
             DEPRECIATION                                        5,250
                                                               -------
                                                         $     677,850
                                                               -------
             OPERATING LOSS                                  (523,856)

             OTHER INCOME (EXPENSE)                             5,455
                                                              --------
             NET INCOME (LOSS)                           $   (518,401)
                                                              ========
             NET INCOME (LOSS) PER SHARE                 $      (0.01)
                                                              ========
             WEIGHTED AVERAGE SHARES OUTSTANDING            67,313,635
                                                            ==========

                            UNAUDITED - FOR INTERNAL USE ONLY


                    IRT HOLDING CORPORATION AND SUBSIDIARIES
                    STATEMENT OF CASH FLOW
                    FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                 $  (518,401)
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ACCUMULATED DEPRECIATION                                       5,250
ACCOUNTS RECEIVABLE                                          (12,663)
NOTES RECEIVABLE                                             ( 2,209)
ACCOUNTS PAYABLE                                             ( 1,250)
FEDERAL WITHHOLDING TAXES                                     63,262
STATE WITHHOLDING TAXES                                       20,345
NOTES PAYABLE - CURRENT                                      145,555
                                                            ---------
TOTAL ADJUSTMENTS                                            218,290
                                                            ---------
NET CASH PROVIDED BY OPERATION                              (300,111)

CASH FLOWS FROM INVESTING ACTIVITIES
USED FOR:
                                                                  0
                                                              --------
NET CASH USED FOR INVESTING                                       0
                                                              --------
CASH FLOWS FROM FINANCING ACTIVITIES
PROCEEDS FROM:
ADDITIONAL PAID IN CAPITAL                                     181,000
                                                              --------
NET CASH USED IN FINANCING                                     181,000
                                                              --------
NET INCREASE (DECREASE) IN CASH                               (119,111)
                                                              ========

SUMMARY
CASH BALANCE AT END OF PERIOD                                ( 17,360)
ADJUSTED CASH BALANCE AT BEGINNING OF PERIOD                 (101,751)
                                                             ---------
NET INCREASE (DECREASE) IN CASH                              (119,111)
                                                             =========

                   UNAUDITED - FOR MANAGEMENT PURPOSES ONLY