Form 10-K
period 1999-05-31
ASTHMA DISEASE MANAGEMENT INC
filed 1999-08-09
CIK 774746

Page 1 of    consecutively numbered pages including exhibit (pages    -   )

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 1999

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 1998 to May 31, 1999

                  Commission File No.  33-1534-D


                 ASTHMA DISEASE MANAGEMENT INC.
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

     The Registrant's voting stock is traded Over-The-Counter and is quoted in the National Quotation Bureau "pink sheets." As of May 31, 1999, there was no significant market for trading of the Registrant's voting stock.

     On May 31, 1999, the Registrant had outstanding 67,618,437 shares of its common stock, par value .001.

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

Directors and Executive Officers of the Registrant

     The following table sets forth as of May 31, 1998 certain information regarding directors and executive officers of the
Registrant:

Name                Age            Title

George H. Young      68            Chairman of the
Board of Directors, President, CEO


Lewis Perelmutter    64            Director, Vice President, Director of
Research and Education
Laboratory Director

Jay Galli            71            Director

William T. Foster    68            Director

Richard Manini       65            Director

Lois M. Butler       67            Assistant Secretary


Senior Medical Personnel

James Hartwright     59            Medical Director




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




==================================================================

Name        Capacities in which served        Cash Compensation   Total Accrual

Young       Chief Executive Officer, Chairman
             of the Board, President                $103,763          $0


Perelmutter     Director of Research & Education
                     Laboratory Director            $ 19,200          $0




Total of all executive officers as a group:          $122,963         $0


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

                            Current Number              Current
                          of Shares of Stock           Percentage

George H. Young
P. O. Box 289
Leesburg, NJ  08327              15,570,918(2)           23.03%

Richard Manini
582 Store Road
Harleysville, PA 19438            7,129,887               10.54%

Lewis L. Perelmutter
290 Tavistock
Cherry Hill, NJ 08034             4,929,608(2)            7.29%

John C. David
2651 Woodsview Drive
Bensalem, PA 19020                1,359,231               2.01%


Directors and
Officers as a Group              30,995,311              45.84%


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

          The following table sets forth, for the periods indicated, the high and low bid prices per share of Common Stock as reflected in the pink sheets.

1998                    Low Bid           High Ask     High Close/Bid

June 1, 1998 through
May 31, 1999              $0.064            $0.49          $0.38

          The above quotations reflect inter-dealer prices, and do not include retail mark-ups, mark-downs and may not necessarily represent actual transactions.

     (b) Holders. As of May 31, 1999, the Company had outstanding 67,618,437 shares of Common Stock, issued to approximately 727 shareholders.

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

     (d) Name Change. A corporate name change took effect in September, 1998, from IRT Holding Corporation to Asthma Disease Management, Inc. The names of the two subsidiaries will also be changed from IRT Diagnostic, Inc. and IRT Laboratory, Inc. to ADM Diagnostic, Inc. and ADM Laboratory, Inc. The management believes the new name will reflect more appropriately the current growing.

Item 5.   Selected Financial Data

     The following selected consolidated financial data of the Company as of and for the year ended May 31, 1999 have been derived from the Consolidated Financial Statements of the Company.

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

     During fiscal 1999, management continues to reduce marketing efforts to individual physicians since (1) marketing to individual physicians is extremely expensive and (2) individual physicians have not been receptive to additional training to enable them to recognize most patients with allergic disease and its significance within their patient base. These physicians run out of patients and are short lived within the IRT program. The Company continues to concentrate its efforts on the newly developing Medicaid managed care market where the management of the HMO's will be able to mandate the utilization of new approaches to treatment in order for the HMO's to be more cost-effective in the delivery of their services.

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



              ANALYSIS OF FINANCIAL CONDITION


       (Year ended May 31/in thousands except for per share data)


                    1998      1998      1997      1996     1995      1994
Operations
Statement Data

Revenues            207       161       361       393       525       676

Net Loss           (787)     (756)     (447)     (530)       59     (623)

Net Loss Per Share (.01)     (.01)     (.01)     (.02)        0     (.05)
Of Common Stock

Cash Dividend
Per Share            0         0          0         0         0         0

BALANCE SHEET DATA

Total Assets       604        717       723        663      782      294

Current Liab.      788        546       579        513      515      532

Long term Debt      0           0        41         0        0        0

Stockholders'
Equity(Deficit)   (184)       171       103        107      267     (238)



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

               Costs and Expenses


                 The costs and expenses relating to the operations of
               the Company were $909,666 for the fiscal year ended May 31, 1999. These costs consisted of general and administrative expense, development of the Company's services, laboratory equipment and operational expense, marketing and promotional expense, and depreciation.


               Revenues


                 Net revenue from operations was $207,290 for the
               fiscal year ended May 31, 1999, as described fully in the Statement of Operations. These revenues consisted of monies generated from laboratory testing and immunotherapy support services for physicians and are presented net of contractual allowances and intercompany adjustments. There is a slight improvement during the year despite the regulatory changes in the industry. As a result, servicing independent primary physicians, which constituted the bulk of our operations, forced us to abandon this market in favor of the larger, but highly competitive HMO's.


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


               Item 11.    Certain Relationships and Related Transactions


                 The Company's Medical Director operated an independent
                medical practice which concentrated in allergy immunology treatment. Laboratory services to this practice were $22,414.00 in fiscal year ended May 31, 1999.



               Financial Statements and Schedules - See Exhibit 1.

               The unaudited Financial (DRAFT) Statements and Schedules listed below as prepared by managementt, are filed as a part of this Annual Report on Form 10-K.


                 Balance Sheet at May 31, 1999
                 Statements of Operations

                 Statement of Cash Flow for Fiscal Year Ended May 31, 1999

                 Notes to Financial Statements











Reports on Form 8-K

     None

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 08/05/99           IRT HOLDING CORPORATION
                              Registrant



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

Date Filed: 08/05/99                                SEC File No. 33-1534-D











                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549







                            EXHIBIT I

                                TO

                    ANNUAL REPORT ON FORM 10-K

                              UNDER

               THE SECURITIES EXCHANGE ACT OF 1934









                       ASTHMA DISEASE MANAGEMENT INC.
                      (FORMERLY IRT HOLDING CORPORATION)
                       BALANCE SHEET AT MAY 31, 1999

                              ASSETS


                                                   May 31
                                                   ------
                                               1999          1998
CURRENT ASSETS

Cash                                       $ (30,223)     101,751
Accounts Receivable, Net of Allowance
For Doubtful Accounts of $34,000 and
advances from Factoring company (Note 1)      83,283       60,462
Notes Receivable - Officer                     2,209
Inventory                                     15,000       15,000
                                             ---------    --------
Total Current Assets                          70,269      177,213

EQUIPMENTS AND IMPROVEMENTS

Laboratory Equipment                         236,175      236,175
Office Equipment                             119,232      119,232
Furniture and Fixtures                        27,362       27,362
                                             -------      --------
                                             382,769      382,769
Less accumulated depreciation                371,949      366,699
                                             -------       -------
                                              10,820       16,070

SERA INVENTORY (Note 1)


OTHER ASSETS

Receivable from litigation (Note 5)          500,000       500,000
Other Assets                                  22,954        23,354
                                             -------       -------
                                             522,954       523,354
                                             -------       -------

Total Assets                                 604,043       716,637
                                             =======       =======


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    MAY 31
                                              -----------------------
                                                1999           1998
                                              --------       --------
CURRENT LIABILITIES
Accounts payable and accrued expenses         122,908        122,958
Notes payable-Current                         205,193           0
Accrued payroll taxes payable
and related costs                             459,614        336,060
                                              --------       -------
Total Current Liabilities                     787,715        459,018

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                   22,590         22,675
Additional paid-in capital                  7,134,788      6,873,918
Accumulated deficit                        (7,330,044)    (6,627,968)
                                             ---------     ---------
                                             (172,666)       268,625
Less treasury stock, at
cost (20,000 shares)                          (10,000)     ( 10,000)
Less subscriptions receivable                 ( 1,006)     (  1,006)
                                              --------     ---------
                                             (183,672)      257,619
                                              --------     ---------

Total stockholders' equity (deficit)       $  604,043       716,637
                                              ========      ========

               UNAUDITED - FOR MANAGEMENT PURPOSE ONLY


                     ASTHMA DISEASE MANAGEMENT INC.
                     (FORMERLY IRT HOLDING CORPORATION)
                  CONSOLIDATED STATEMENT OF OPERATIONS

                                               Years ended May 31
                                               ------------------
                                               1999          1998
                                               ----          ----
Revenue
Net of Laboratory revenue                   $ 206,320    $   160,926

Operating Expenses
Cost of sales                                 243,303        251,945
Selling and promotional expenses              251,763        224,939
General and administrative expenses           409,350        398,856
Depreciation and amortization                   5,250         10,500
                                              --------      --------
                                              909,666        886,240

Operating Loss                              ( 703,346)      (725,314)

Other income/(expense)
Forgiveness of Debt                               970        78,877
Other income (expense)                              0           904
Interest expense and
factoring charges                                   0       (22,175)
                                              ---------     --------
                                                  970         57,606
                                              ---------     ---------
Net income/Loss                              (702,376)     (667,708)
                                              ==========    ==========
Net income/Loss per share                    $  (0.01)        (0.01)
                                              ---------     ----------
Weighted average shares outstanding          63,876,076     60,133,715
                                             ==========    ===========

                  UNAUDITED - FOR MANAGEMENT PURPOSE ONLY




                    ASTMA DISEASE MANAGEMENT INC. AND SUBSIDIRIES
                    (FORMERLY IRT HOLDING CORPORATION)
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 1999 AND 1998
                               (UNAUDITED)

                                                            Additional
                                     Common  stock           Paid in
                               Shares          Amount        Capital
Balance at May 31, 1997     39,455,816      $ 21,852      $ 6,052,287

Issuance of common stock    20,677,899           823          821,631

Balance at May 31, 1998     60,133,715        22,675        6,873,918

Issuance of common
stock, net                   7,484,722           (85)         260,870
                            ----------        -------       ---------
Balance at May 31, 1999     67,618,437      $ 22,590        7,134,788
                            ==========        =======       =========




                     ASTHMA DISEASE MANAGEMENT INC. AND SUBSIDIARIES (FORMERLY IRT HOLDING CORPORATION)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                  Years ended May 31,
                                                  -----------------------
                                                     1999           1998
                                                     ----           -----

          Increase (decrease in cash)
          Cash  Flows  from  operating
          activities
          Net Loss                                  (702,376)       (667,708)

          Adjustments to reconcile net
          cash used in operating activities

          Depreciation and amortization                5,250         10,500
          Changes in current assets and
          liabilities:
          (Increase) decrease in:
          Accounts Receivable                        (22,821)        85,763
          Inventory                                      0           15,000
          Other assets
          Accounts Payable and accruals                  250       (200,205)
          Accrued payroll taxes payable
          and related costs                          122,145         81,699
          Notes Payable-Current                      205,193
          Net cash used for                          --------       --------
          operating activities                      (392,359)       (674,951)
                                                     --------       ---------

          Cash flows used for investing
          activities:
          Other Receivables                             (400)        (16,665)
          Net cash used for                          --------      ----------
          investing activities                          (400)        (16,665)
                                                     --------      ----------

          Cash flows from financing activities:
          Proceeds/increases from issuance of
          common stock                               260,785         780,200
          Net cash provided by                       -------        --------
          financing activities                       260,785         780,200
                                                     -------        --------

          Net increase (decrease) in cash           (131,974)         88,584

          Cash, beginning of year                    101,751          13,167
                                                     --------       ---------
          Cash, end of year                         ( 30,223)        101,751
                                                     ========       ========

                   UNAUDITED -  FOR MANAGEMENT PURPOSE ONLY


   The accompanying notes are an integral part of these unaudited statements.


	ASTHMA DISEASE MANAGEMENT AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	YEARS ENDED MAY 31, 1999 AND 1998


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

A corporate name change took effect on September 15, 1998 from IRT Holding Corporation to Asthma Disease Management Inc.
Management believes that the new name appropriately reflects the company's new direction.
The historical financial statements at May 31, 1999 are of Asthma Disease Management Inc.

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

The consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company is presently pursuing additional equity funding. In the interim, the Company must continue to operate with the limited cash flow generated internally. The Company has experienced accummulated losses since inception.

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


Note 4.	PAYROLL TAX LIABILITIES

The Company has been unable to make certain required payroll tax deposits. The net liability for such including all subsidiaries and affiliates have been reflected herein.


Note 5.	INCOME TAXES

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

Note 6.  SUBSEQUENT EVENTS

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


Note 7.   OTHERS

During previous years, the Company expensed the development cost for its testing system, the regulatory requirements to license the system for operation, as well as its educational training programs for physicians and nurses. This is partly responsible for the accumulated deficit in the Stockholders equity.