Form 10-K/A
period 1999-05-31
ASTHMA DISEASE MANAGEMENT INC
filed 1999-09-03
CIK 774746

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


     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [X]        No [ ]

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