Form 10-Q
period 1999-08-31
ASTHMA DISEASE MANAGEMENT INC
filed 1999-11-16
CIK 774746

Form 10Q
          .

          .    UNITED STATES
          .    SECURITIES AND EXCHANGE COMMISSION
          .    Washington, DC 20549
          .
          .[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE
          .         SECURITIES EXCHANGE ACT OF 1934 FOR THE  NINE MONTHS
                    ENDED: AUGUST 31, 1999.
          .
          .    OR
          .
          .[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE       SECURITIES ACT OF 1934 FOR
          .
          .
          .Commission file number  33-1534-D
          .
          .         ASTHMA DISEASE MANAGEMENT INC.,
          .        (FORMERLY IRT HOLDING CORPORATION)
               (Exact name of registrant as specified in its charter)
          .
          .
          .           Delaware                            22-3253496
          (State or other jurisdiction of              (I.R.S. Employer
          .incorporation or organization)              Identification No.)
          .
          .
          .272 South White Horse Pike, Berlin, NJ         08009
          .(Address of principal executive offices)    (Zip Code)
          .
          .
          .      1-800-448-8199
          .    (Telephone number)
          .
          .
          .    Indicate by check mark whether the registrant (1) had
               filed all reports required to be filed by Section 13 or
               15(d) of the Securities Exchange Act of 1934 during the
               preceding 12 months (or such shorter periods that the
               registrant was required to file such reports), and (2)
               has been subject to such filing requirements for the past
               90 days.       Yes    X      No
          .
          .
          .         Indicate the number of shares outstanding of each of
                    the issuer's classes of common stock, as of the latest
                    practicable date.
          .
          .
          .             Class                     Outstanding at 08/31/99
          .(Common Stock, $.001 par value)                78,489,010




                    ASTHMA DISEASE MANAGEMENT INC.
          .         (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
          .
          .
          .    INDEX
          .
          .
          .PART I.   FINANCIAL INFORMATION
          .
          .Item 1.  Financial Statements (unaudited)
          .
           Balance Sheet August 31, 1999
          .Statements of Operations-Three months ended August 31, 1999 .Statements of Cash Flows-Three months ended August 31, 1999 .Notes to Financial Statements- August 31, 1999
          .
          .
          .
          .PART II.  OTHER INFORMATION
          .
          .Item 1.  Legal proceedings
          .Item 2.  Changes in Securities
          .Item 3.  Defaults Upon Senior Securities
          .Item 4. Submission of Matters to a Vote of Security Holders .Item 5. Other Information
          .Item 6.  Exhibits and Reports on Form 8-K
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .

     ASTHMA DISEASE MANAGEMENT INC.
 .    (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)

          .    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          .
          .NOTE 1.  BASIS OF PRESENTATION
          .
          .    The Company's financial statements are unaudited.  In the
          opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operation and changes in financial position for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
          .
          .    Footnote disclosure normally included in financial
          statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements and notes thereto are included in the Company's Form 10-K for the most recent fiscal year.
          .
          .NOTE 2.  CAPITAL STOCK
          .
          .    The Company issued the following shares during the first
               Three months of Fiscal Year Ended 5/31/00:
          .
          .         A total of 10,870,573 shares of common stock were issued
               in the amount of $203,851
          .
          .         Total shares in the distribution: 78,489,010
          .
          .
          .NOTE 3.  CHANGES IN STOCKHOLDERS' EQUITY
          .
          .              Common Stock             Add'l            Retained
          .          Number of                    Paid-In          Earnings
          .          Shares          Amount       Capital          (Deficit)
          .
          .
BALANCES,
May 31, 1999          67,618,437    $22,590   $7,127,788       ($7,330,044)

Additions/Adjustments 10,870,573                 210,851       (   118,234)

Loss for the period                                            (   224,254)

Aug. 31, 1999         78,489,010     $22,590   $7,338,639      ($7,672,532)
          .
          .

          .To date, the Company has never paid a dividend and does not anticipate paying a dividend in the foreseeable future.
          .
          .
          .Part II. OTHER INFORMATION
          .
          .The company changed its name from IRT Holding Corporation to .Asthma Disease Management Inc., in order to properly reflect .the nature of services provided.
          .
          .Item 1.  Legal Proceedings
          .
          .    NONE
          .
          .
          .Item 2.  Changes in Securities
          .
          .    The Board of Directors approved a two share distribution for each of the Immuno Response Technology, Inc. Shares outstanding for the pre-merger (L'Autrec, Inc.) Shareholders of Immuno Response Technology, Inc. The Board of Directors effected this distribution to equalize the per share price for each of its Regulation D505 offerings.
          .
          .
          .Item 3.  Defaults Upon Senior Securities
          .
          .    NONE
          .
          .
          .Item 4.  Submission of Matters to the Vote of Shareholders
          .
          .    NONE
          .
          .
          .Item 5.  Other Information
          .
          .    NONE
          .
          .
          .Item 6.  Exhibits and Reports on Form 8-K
          .
          .    NONE
          .
          .
          .    SIGNATURES
          .
          .    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
          .
          .
          .
          .
          .                             George H. Young, President and
          .                             Chairman of the Board of Directors
          .
          .
          .
          .Date:
          .            ASTHMA DISEASE MANAGEMENT INC.
                (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
                            CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1999

                                           ASSETS

          CURRENT ASSETS

          CASH                                          $   0
          ACCOUNTS RECEIVABLE, NET OF
          ALLOWANCE FOR DOUBTFUL ACCOUNTS
          OF $34,000                                      100,076
          INVENTORY                                        15,000
          NOTES RECEIVABLE                                  2,209
                                                         ---------
          TOTAL CURRENT ASSETS                          $ 117,285
                                                         ---------
          PROPERTY & EQUIPMENT
          EQUIPMENT & IMPROVEMENTS
          LABORATORY EQUIPMENT                             236,175
          OFFICE EQUIPMENT                                 119,232
          FURNITURE AND FIXTURES                            27,362
                                                           -------
                                                           382,769
          LESS ACCUMULATED DEPRECIATION                   (371,949)
                                                          ---------
          TOTAL PROPERTY & EQUIPMENT                    $   10,820
                                                          ---------
          OTHER ASSETS
          RECEIVABLE FROM LITIGATION                       500,000
          OTHER ASSETS                                      23,354
                                                           -------
          TOTAL OTHER ASSETS                               523,354
                                                           -------
          TOTAL ASSETS                                  $  651,459
                                                           =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
          BANK OVERDRAFT                                   14,004
          ACCOUNTS PAYABLE AND
          ACCRUED EXPENSES                          $     243,642
          PAYROLL TAXES PAYABLE
          AND RELATED COSTS                               512,289
          NOTES PAYABLE                                   203,833
                                                          -------
          TOTAL CURRENT LIABILITIES                 $     973,768
                                                          -------

          STOCKHOLDERS' EQUITY (DEFICIT)
          COMMON STOCK                                     22,590
          ADDITIONAL PAID-IN CAPITAL                    7,338,639
          ACCUMULATED DEFICIT                          (7,672,532)
                                                       -----------
                                                       (  311,303)

          LESS TREASURY STOCK, AT COST
          (20,000 SHARES)                                 (10,000)
          LESS SUBSCRIPTION RECEIVABLE                     (1,006)
                                                        ----------
                                                        ( 322,309)
                                                        ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $     651,459
                                                        ==========

          UNAUDITED - FOR INTERNAL USE ONLY


                      ASTHMA DISEASE MANAGEMENT INC.
              (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED AUGUST 31, 1999

             REVENUE
             NET LABORATORY REVENUE                      $      51,081
             NET EXTRACT REVENUE                                25,183
                                                               -------
             TOTAL REVENUE                                      76,264
                                                               -------
             OPERATING EXPENSES
             COST OF SALES                                      84,795
             SELLING AND PROMOTIONAL EXPENSES                   83,269
             GENERAL AND ADMINISTRATIVE EXPENSES               135,654
                                                               -------
                                                         $     300,718
                                                               -------
             OPERATING LOSS                                  ( 224,454)

             OTHER INCOME (EXPENSE)                                200
                                                              --------
             NET INCOME (LOSS)                           $   (224,254)
                                                              ========
             NET INCOME (LOSS) PER SHARE                 $    ( 0.003)
                                                              ========
             WEIGHTED AVERAGE SHARES OUTSTANDING            73,053,724
                                                            ==========

                            UNAUDITED - FOR INTERNAL USE ONLY

                    ASTHMA DISEASE MANAGEMENT INC.
          (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
                    STATEMENT OF CASH FLOW
              FOR THE THREE MONTHS ENDED AUGUST 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                 $  (224,254)
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ACCOUNTS RECEIVABLE                                          (16,793)
ACCOUNTS PAYABLE                                               2,500
PAYROLL TAXES PAYABLE                                         52,675
NOTES PAYABLE - CURRENT                                      ( 1,360)
                                                            ---------
TOTAL ADJUSTMENTS                                             37,022
                                                            ---------
NET CASH PROVIDED BY OPERATION                              (187,232)

CASH FLOWS FROM INVESTING ACTIVITIES
USED FOR:
                                                            (    400)
                                                              --------
NET CASH USED FOR INVESTING                                 (    400)
                                                              --------
CASH FLOWS FROM FINANCING ACTIVITIES
PROCEEDS FROM:
ADDITIONAL PAID IN CAPITAL                                    203,851
                                                              --------
NET CASH USED IN FINANCING                                    203,851
                                                              --------
NET INCREASE (DECREASE) IN CASH                              ( 16,219)
                                                              ========

SUMMARY
CASH BALANCE AT END OF PERIOD                                ( 14,004)
ADJUSTED CASH BALANCE AT BEGINNING OF PERIOD                 ( 30,223)
                                                             ---------
NET INCREASE (DECREASE) IN CASH                              ( 16,219)
                                                             =========

                   UNAUDITED - FOR MANAGEMENT PURPOSES ONLY