Form 10-Q
period 1999-11-30
ASTHMA DISEASE MANAGEMENT INC
filed 2000-02-24
CIK 774746

Form 10Q
          .

          .    UNITED STATES
          .    SECURITIES AND EXCHANGE COMMISSION
          .    Washington, DC 20549
          .
          .[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE
          .         SECURITIES EXCHANGE ACT OF 1934 FOR THE  SIX MONTHS
                    ENDED: NOVEMBER 30, 1999.
          .
          .    OR
          .
          .[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE       SECURITIES ACT OF 1934 FOR
          .
          .
          .Commission file number  33-1534-D
          .
          .         ASTHMA DISEASE MANAGEMENT INC.,
          .        (FORMERLY IRT HOLDING CORPORATION)
               (Exact name of registrant as specified in its charter)
          .
          .
          .           Delaware                            22-3253496
          (State or other jurisdiction of              (I.R.S. Employer
          .incorporation or organization)              Identification No.)
          .
          .
          .272 South White Horse Pike, Berlin, NJ         08009
          .(Address of principal executive offices)    (Zip Code)
          .
          .
          .      1-800-448-8199
          .    (Telephone number)
          .
          .
          .    Indicate by check mark whether the registrant (1) had
               filed all reports required to be filed by Section 13 or
               15(d) of the Securities Exchange Act of 1934 during the
               preceding 12 months (or such shorter periods that the
               registrant was required to file such reports), and (2)
               has been subject to such filing requirements for the past
               90 days.       Yes    X      No
          .
          .
          .         Indicate the number of shares outstanding of each of
                    the issuer's classes of common stock, as of the latest
                    practicable date.
          .
          .
          .             Class                     Outstanding at 08/31/99
          .(Common Stock, $.001 par value)                89,605,446




                    ASTHMA DISEASE MANAGEMENT INC.
          .         (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
          .
          .
          .    INDEX
          .
          .
          .PART I.   FINANCIAL INFORMATION
          .
          .Item 1.  Financial Statements (unaudited)
          .
          Comparative Balance Sheets 11/30/99 & 11/30/98
          Comparative Statements of Operations-11/30/99 & 11/30/98 Statements of Cash Flows-Three months ended 11/30/99 & 11/30/98 Notes to Financial Statements - November 30, 1999
          .
          .
          .PART II.  OTHER INFORMATION
          .
          .Item 1.  Legal proceedings
          .Item 2.  Changes in Securities
          .Item 3.  Defaults Upon Senior Securities
          .Item 4. Submission of Matters to a Vote of Security Holders .Item 5. Other Information
          .Item 6.  Exhibits and Reports on Form 8-K
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .
          .

     ASTHMA DISEASE MANAGEMENT INC.
 .    (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)

          .    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          .
          .NOTE 1.  BASIS OF PRESENTATION
          .
          .    The Company's financial statements are unaudited.  In the
          opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operation and changes in financial position for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
          .
          .    Footnote disclosure normally included in financial
          statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements and notes thereto are included in the Company's Form 10-K for the most recent fiscal year.
          .
          .NOTE 2.  CAPITAL STOCK
          .
          .    The Company issued the following shares during the
               Six month period ended 11/30/99
          .
          .         A total of 21,987,009 shares of common stock were issued
               in the amount of $297,412
          .
          .         Total shares in the distribution: 89,605,446
          .
          .
          .NOTE 3.  CHANGES IN STOCKHOLDERS' EQUITY
          .
          .              Common Stock             Add'l            Retained
          .          Number of                    Paid-In          Earnings
          .          Shares          Amount       Capital          (Deficit)
          .
          .
BALANCES,
May 31, 1999          67,618,437    $22,590   $7,127,788       ($7,330,044)

Additions/Adjustments 21,987,009                 297,412       (   118,234)

Loss for the period                                            (   405,222)

Nov. 30, 1999         89,605,446     $22,590   $7,425,200      ($7,853,500)
          .
          .

          .To date, the Company has never paid a dividend and does not anticipate paying a dividend in the foreseeable future.
          .
          .
          .Part II. OTHER INFORMATION
          .
          .The company changed its name from IRT Holding Corporation to .Asthma Disease Management Inc., in order to properly reflect .the nature of services provided.
          .
          .Item 1.  Legal Proceedings
          .
          .    NONE
          .
          .
          .Item 2.  Changes in Securities
          .
          .    NONE
          .
          .Item 3.  Defaults Upon Senior Securities
          .
          .    NONE
          .
          .
          .Item 4.  Submission of Matters to the Vote of Shareholders
          .
          .    NONE
          .
          .
          .Item 5.  Other Information
          .
          .    NONE
          .
          .
          .Item 6.  Exhibits and Reports on Form 8-K
          .
          .    NONE
          .
          .
          .    SIGNATURES
          .
          .    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
          .
          .
          .
          .
          .                             George H. Young, President and
          .                             Chairman of the Board of Directors
          .
          .
          .
          .Date:
          .            ASTHMA DISEASE MANAGEMENT INC.
                (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
                       COMPARATIVE CONSOLIDATED BALANCE SHEETS
                            11/30/99 & 11/30/98

                                           ASSETS

          CURRENT ASSETS
                                                        11/30/99      11/30/98
                                                        --------    ---------

          CASH                                          $   0           0
          ACCOUNTS RECEIVABLE, NET OF
          ALLOWANCE FOR DOUBTFUL ACCOUNTS
          OF $34,000                                      110,346      66,541
          INVENTORY                                        15,000      15,000
          NOTES RECEIVABLE                                  2,209       2,208
                                                         ---------  ---------
          TOTAL CURRENT ASSETS                          $ 127,555      83,749
          PROPERTY & EQUIPMENT
          EQUIPMENT & IMPROVEMENTS
          LABORATORY EQUIPMENT                             236,175    236.175
          OFFICE EQUIPMENT                                 119,232    119,232
          FURNITURE AND FIXTURES                            27,362     27,362
                                                           -------   --------
                                                           382,769    382,769
          LESS ACCUMULATED DEPRECIATION                   (371,949)  (369,324)
                                                          ---------  ---------
          TOTAL PROPERTY & EQUIPMENT                    $   10,820     13,445
                                                          ---------  ---------
          OTHER ASSETS
          RECEIVABLE FROM LITIGATION                       500,000    500,000
          OTHER ASSETS                                      23,354     23,354
                                                           -------   ---------
          TOTAL OTHER ASSETS                               523,354    523,354
                                                           -------   ---------
          TOTAL ASSETS                                  $  661,729    620,548
                                                           =======   =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
          BANK OVERDRAFT                                   84,499       7,974
          ACCOUNTS PAYABLE AND
          ACCRUED EXPENSES                          $     243,642     121,408
          PAYROLL TAXES PAYABLE
          AND RELATED COSTS                               547,810     373,975
          NOTES PAYABLE                                   202,494      77,847
                                                        ---------    ---------
          TOTAL CURRENT LIABILITIES                 $   1,078,445     581,204
                                                        ---------    ---------

          STOCKHOLDERS' EQUITY (DEFICIT)
          COMMON STOCK                                     22,590      22,590
          ADDITIONAL PAID-IN CAPITAL                    7,425,200   7,020,203
          ACCUMULATED DEFICIT                          (7,853,500) (6,992,443)
                                                       ----------- -----------
                                                       (  405,710)     50,350

          LESS TREASURY STOCK, AT COST
          (20,000 SHARES)                                 (10,000)    (10,000)
          LESS SUBSCRIPTION RECEIVABLE                     (1,006)    ( 1,006)
                                                        ---------- -----------
                                                        ( 416,716)     39,344
                                                        ---------- -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $     661,729     620,548
                                                        ========== ===========

          UNAUDITED - FOR INTERNAL USE ONLY


                      ASTHMA DISEASE MANAGEMENT INC.
              (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED 11/30/99 & 11/30/98


                                                         11/30/99     11/30/98
                                                         --------     --------
             REVENUE
             NET LABORATORY REVENUE                $      86,735       87,190
             NET EXTRACT REVENUE                          39,955       26,661
                                                         -------     --------
             TOTAL REVENUE                               126,690      113,851
                                                         -------     --------
             OPERATING EXPENSES
             COST OF SALES                               150,384      141,007
             SELLING AND PROMOTIONAL EXPENSES            142,160      119,693
             GENERAL AND ADMINISTRATIVE EXPENSES         244,543      218,072
                                                         -------     --------
                                                   $     537,087      478,772
                                                         -------     --------
             OPERATING LOSS                            ( 410,397)    (364,921)

             OTHER INCOME (EXPENSE)                        5,175          146
                                                         --------    --------
             NET INCOME (LOSS)                     $   ( 405,222)    (364,775)
                                                         ========    =========
             NET INCOME (LOSS) PER SHARE           $    ( 0.001)     (  0.001)
                                                       ==========   ==========
             WEIGHTED AVERAGE SHARES OUTSTANDING       78,611,942   63,605,465
                                                       ==========   ==========

                            UNAUDITED - FOR INTERNAL USE ONLY

                    ASTHMA DISEASE MANAGEMENT INC.
          (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
                  COMPARATIVE STATEMENT OF CASH FLOW
              FOR THE SIX MONTHS ENDED 11/30/99 & 11/30/98
                                                        11/30/99      11/30/98
                                                        -------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                           $  (405,222)   (364,775)
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
DEPRECIATION                                                   0       2,625
ACCOUNTS RECEIVABLE                                      (27,062)     (6,078)
NOTES RECEIVABLE                                               0      (2,208)
ACCOUNTS PAYABLE                                           2,500      (1,250)
PAYROLL TAXES PAYABLE                                     88,197      37,914
NOTES PAYABLE - CURRENT                                  ( 2,253)     77,847
                                                        ---------    --------
TOTAL ADJUSTMENTS                                         61,382     108,850
                                                        ---------    --------
NET CASH PROVIDED BY OPERATION                          (343,840)   (255,925)

CASH FLOWS FROM INVESTING ACTIVITIES
USED FOR:
                                                        (    400)          0
                                                         --------    --------
NET CASH USED FOR INVESTING                             (    400)          0
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
PROCEEDS FROM:
ADDITIONAL PAID IN CAPITAL                               296,965      146,200
                                                         --------    --------
NET CASH USED IN FINANCING                               296,965      146,200
                                                         --------    --------
NET INCREASE (DECREASE) IN CASH                         ( 47,275)    (109,725)
                                                         ========    ========

SUMMARY
CASH BALANCE AT END OF PERIOD                           ( 84,499)    (  7,974)
ADJUSTED CASH BALANCE AT BEGINNING OF PERIOD            ( 37,222)    (101,751)
                                                        ---------    --------
NET INCREASE (DECREASE) IN CASH                         ( 47,275)    (109,725)
                                                        =========    =========

                   UNAUDITED - FOR MANAGEMENT PURPOSES ONLY