Form 10-Q
period 2000-02-29
ASTHMA DISEASE MANAGEMENT INC
filed 2000-05-25
CIK 774746

Form 10Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE NINE MONTHS ENDED: FEBRUARY 29, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR

                        Commission file number 33-1534-D

                         ASTHMA DISEASE MANAGEMENT INC.,
                       (FORMERLY IRT HOLDING CORPORATION)
             (Exact name of registrant as specified in its charter)


                 Delaware                                22-3253496
     -------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


  72 South White Horse Pike, Berlin, NJ                    08009
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip Code)


                                 1-800-448-8199
                               ------------------
                               (Telephone number)

     Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X     No
                                     ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                            Outstanding at 02/29/00
      -------------------------------              -----------------------
      (Common Stock, $.001 par value)                     91,550,397

                         ASTHMA DISEASE MANAGEMENT INC.
               (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)


                                      INDEX

                          PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

               Comparative Balance Sheets 02/29/00 & 02/28/99

               Comparative Statements of Operations-02/29/00 & 02/28/99

               Statements of Cash Flows-Nine months ended 02/29/00 & 02/28/99

               Notes to Financial Statements - February 29, 2000


                           PART II. OTHER INFORMATION

     Item 1. Legal proceedings

     Item 2. Changes in Securities

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

                         ASTHMA DISEASE MANAGEMENT INC.
               (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     NOTE 1. BASIS OF PRESENTATION

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

     NOTE 2. CAPITAL STOCK

     The Company issued the following shares during the Nine month period ended 02/29/00

     A total of 23,931,960 shares of common stock were issued in the amount of $668,474

     Total shares in the distribution: 91,550,397


     NOTE 3. CHANGES IN STOCKHOLDERS' EQUITY

                                 Common Stock
                            ---------------------        Add'l        Retained
                            Number of                   Paid-In       Earnings
                             Shares        Amount       Capital       (Deficit)
                           ----------     -------     ----------    -----------
BALANCES, May 31, 1999     67,618,437     $22,590     $7,127,788    ($7,330,044)

Additions/Adjustments      23,931,960                    668,474       (118,234)

Loss for the period                                                    (599,869)
                                                                    -----------
Feb. 29, 2000              91,550,397     $22,590     $7,796,262    ($8,048,147)

     To date, the Company has never paid a dividend and does not anticipate paying a dividend in the foreseeable future.


                           Part II. OTHER INFORMATION

     The company changed its name from IRT Holding Corporation to .Asthma Disease Management Inc., in order to properly reflect .the nature of services provided.


     Item 1. Legal Proceedings

               NONE


           Item 2. Changes in Securities

               NONE

     Item 3. Defaults Upon Senior Securities

               NONE

     Item 4. Submission of Matters to the Vote of Shareholders

               NONE

     Item 5. Other Information

               NONE

     Item 6. Exhibits and Reports on Form 8-K

               NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             /s/ A.J. Henley
                                             ------------------------------
                                                 A.J. Henley, President and
                                                 Chief Executive Officer

Date: 5/24/00

                         ASTHMA DISEASE MANAGEMENT INC.
               (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
                     COMPARATIVE CONSOLIDATED BALANCE SHEETS
                               02/29/00 & 02/28/99

                                           ASSETS

          CURRENT ASSETS
                                                         02/29/00    02/28/99
                                                         --------    --------

          CASH                                         $   86,954           0
          ACCOUNTS RECEIVABLE, NET OF
          ALLOWANCE FOR DOUBTFUL ACCOUNTS
          OF $34,000                                      142,931      73,125
          INVENTORY                                        15,000      15,000
          NOTES RECEIVABLE                                  2,209       2,208
                                                       ----------    --------
          TOTAL CURRENT ASSETS                         $  247,094      90,333
          PROPERTY & EQUIPMENT
          EQUIPMENT & IMPROVEMENTS
          LABORATORY EQUIPMENT                            236,175     236,175
          OFFICE EQUIPMENT                                119,232     119,232
          FURNITURE AND FIXTURES                           27,362      27,362
                                                       ----------    --------
                                                          382,769     382,769
          LESS ACCUMULATED DEPRECIATION                  (371,949)   (371,949)
                                                       ----------    --------
          TOTAL PROPERTY & EQUIPMENT                   $   10,820      10,820
                                                       ----------    --------
          OTHER ASSETS
          RECEIVABLE FROM LITIGATION                      500,000     500,000
          OTHER ASSETS                                     23,354      23,354
                                                       ----------    --------
          TOTAL OTHER ASSETS                              523,354     523,354
                                                       ----------    --------
          TOTAL ASSETS                                 $  781,268     624,507
                                                       ==========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
          BANK OVERDRAFT                                        0      17,360
          ACCOUNTS PAYABLE AND
          ACCRUED EXPENSES                             $  244,865     121,408
          PAYROLL TAXES PAYABLE
          AND RELATED COSTS                               579,554     419,666
          NOTES PAYABLE                                   197,150     205,555
                                                       ----------    --------
          TOTAL CURRENT LIABILITIES                    $1,021,569     763,989
                                                       ----------    --------

          STOCKHOLDERS' EQUITY (DEFICIT)
          COMMON STOCK                                     22,590      22,590
          ADDITIONAL PAID-IN CAPITAL                    7,796,262   6,995,003
          ACCUMULATED DEFICIT                          (8,048,147) (7,146,069)
                                                       ----------    --------
                                                         (229,295)   (128,476)

          LESS TREASURY STOCK, AT COST
          (20,000 SHARES)                                 (10,000)    (10,000)
          LESS SUBSCRIPTION RECEIVABLE                     (1,006)    ( 1,006)
                                                       ----------    --------
                                                         (240,301)   (139,482)
                                                       ----------    --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $  781,268     624,507
                                                       ========== ===========

                        UNAUDITED - FOR INTERNAL USE ONLY

                         ASTHMA DISEASE MANAGEMENT INC.
               (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED 02/29/00 & 02/28/99

                                                        02/29/00     02/28/99
                                                        --------     --------
             REVENUE
             NET LABORATORY REVENUE                   $  136,633      114,355
             NET EXTRACT REVENUE                          55,885       39,638
                                                      ----------     --------
             TOTAL REVENUE                               192,518      153,993
                                                      ----------     --------
             OPERATING EXPENSES
             COST OF SALES                               201,559      182,848
             SELLING AND PROMOTIONAL EXPENSES            210,442      113,047
             GENERAL AND ADMINISTRATIVE EXPENSES         385,761      381,954
                                                      ----------      -------
                                                      $  797,762      677,849
                                                      ----------     --------
             OPERATING LOSS                             (605,244)    (523,856)

             OTHER INCOME (EXPENSE)                        5,375        5,455
                                                      ----------    --------
             NET INCOME (LOSS)                        $ (599,869)    (518,401)
                                                      ==========    =========
             NET INCOME (LOSS) PER SHARE              $   (0.001)     ( 0.001)
                                                      ===========  ==========
             WEIGHTED AVERAGE SHARES OUTSTANDING       79,584,417  63,723,675
                                                      ===========  ==========

                        UNAUDITED - FOR INTERNAL USE ONLY

                         ASTHMA DISEASE MANAGEMENT INC.
               (FORMERLY IRT HOLDING CORPORATION AND SUBSIDIARIES)
                       COMPARATIVE STATEMENT OF CASH FLOW
                  FOR THE NINE MONTHS ENDED 02/29/00 & 02/28/99


                                                        02/29/00     02/29/99
                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                             $(599,869)   (518,401)
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
DEPRECIATION                                                   0       7,380
ACCOUNTS RECEIVABLE                                      (59,648)    (12,662)
NOTES RECEIVABLE                                               0      (2,209)
ACCOUNTS PAYABLE                                         121,957      (1,250)
PAYROLL TAXES PAYABLE                                    119,940      83,606
NOTES PAYABLE - CURRENT                                  ( 8,043)    205,555
                                                       ---------    --------
TOTAL ADJUSTMENTS                                        174,206     280,420
                                                       ---------    --------
NET CASH PROVIDED BY OPERATION                          (425,663)   (237,981)

CASH FLOWS FROM INVESTING ACTIVITIES
USED FOR:
                                                          (3,800)          0
                                                       ---------     -------
NET CASH USED FOR INVESTING                               (3,800)          0
                                                       ---------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
PROCEEDS FROM:
ADDITIONAL PAID IN CAPITAL                               668,474      121,000
                                                       ---------     --------
NET CASH USED IN FINANCING                               668,474      121,000
                                                       ---------     -------
NET INCREASE (DECREASE) IN CASH                          239,011     (116,981)
                                                       =========     ========

SUMMARY
CASH BALANCE AT END OF PERIOD                             86,954      (17,360)
ADJUSTED CASH BALANCE AT BEGINNING OF PERIOD            (152,057)      99,621
                                                        ---------    --------
NET INCREASE (DECREASE) IN CASH                          239,011     (116,981)
                                                        =========    ========

                   UNAUDITED - FOR MANAGEMENT PURPOSES ONLY