Form 10KSB
period 2000-05-31
ASTHMA DISEASE MANAGEMENT INC
filed 2000-10-26
CIK 774746

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                     For the fiscal year ended May 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______________ to __________________

                          Commission File No. 33-1534-D
                          -----------------------------

                         ASTHMA DISEASE MANAGEMENT, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

          DELAWARE                                          22-3253496
--------------------------------                   -----------------------------
(State or other jurisdiction of                           (IRS Employer
Incorporation or Organization)                          Identification No.)

272 South White Horse Pike, Berlin, NJ                        08009
----------------------------------------                      -----
(Address of principal executive offices)                    (Zip Code)

                                  800-448-8199
                                  ------------
                (Issuer's Telephone Number, including Area Code)
                ------------------------------------------------

Section registered under Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange
Title of Each Class                                     on Which Registered
-------------------                                     ---------------------
None                                                           None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part IV of this form 10-KSB or any amendment to this form 10-KSB.

The issuer's revenues for the fiscal year ended May 31, 2000 were $279,754.

The Registrant's voting stock is traded over-the-counter and is quoted in the National Quotation Bureau "pink sheets". As of May 31, 2000, there was no significant market for the trading of the Registrant's voting stock.

On May 31, 2000, the Registrant had outstanding 93,503,508 shares of its common stock. (See "Legal Proceedings")

Documents incorporated by reference.  None.
-------------------------------------------

                         ASTHMA DISEASE MANAGEMENT, INC.

                          Annual Report on Form 10-KSB


                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I......................................................................................................1
     ITEM 1 - DESCRIPTION OF BUSINESS.......................................................................1
     ITEM 2 - DESCRIPTION OF PROPERTY.......................................................................2
     ITEM 3 - LEGAL PROCEEDINGS.............................................................................2

PART II.....................................................................................................3
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................3
     ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................................3
     ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................3
     ITEM 7 - FINANCIAL STATEMENTS..........................................................................6
     ITEM 8 - CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............7

PART III
     ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                 SECTION 16(a) OF THE EXCHANGE ACT..........................................................7
     ITEM 10 - EXECUTIVE COMPENSATION.......................................................................8
     ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................8
     ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................9
     ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K.......................................................9
     FINANICAL STATEMENTS...................................................................................F-1
     SIGNATURES.............................................................................................13


                                     PART I
                                     ------

Item 1. Description of the Business
-----------------------------------

The Company
-----------

The Registrant, Asthma Disease Management, Inc. (the "Company") has developed and presently markets an asthma disease management program and operates a clinical testing laboratory. The Company's services are principally designed to support primary care physicians providing care within either a health maintenance organization or fee-for-service setting. The Company currently has a contract with a primarily Medicaid HMO. In addition, the Company provides allergy laboratory services to nearly one hundred physicians nationwide.

On May 18, 2000, the former management and majority of the Board of Directors of the Company resigned and the sole remaining director elected the current directors as the Board of the Company on May 19, 2000. The new management of the Company has been evaluating the asthma disease programs and the opportunities presented by such programs and is developing a strategic plan to take advantage of the opportunities. See "Management's Discussion and Analysis or Plan of Operation - Outlook: Issues and Risks." Also see "Risk Factors."

The Company markets its services to health maintenance organizations contracting with state governments to provide health coverage to Medicaid patients. Management believes its services will improve the delivery and reduce the cost of medical care for asthma and other allergic diseases. The Company has developed a unique approach for the delivery of medical services by combining the training of primary care physicians and staff, critiquing their diagnostic and treatment protocols and utilizing more effective, less costly technology.

Allergic disease refers to a group of diseases in which immunologically induced inflammation is triggered by environmental antigens referred to as allergens. Allergic diseases are common and can cause local or systemic effects. The most common ones, allergic rhinitis, sinusitis, asthma and allergic contact dermatitis are responsible for significant morbidity, and in asthma significant mortality. Accurate diagnoses and appropriate treatment can curtail drastically their associated clinical impairment and disability and cost.

The Company was incorporated in Delaware on May 3, 1985 and is a successor by-merger with L'Autrec, Inc on April 2, 1992. It subsequently changed its name to IRT Holding Corporation and then to Asthma Disease Management, Inc. on December 3, 1998.

Governmental Regulation
-----------------------

Regulatory agencies are authorized by law to monitor and regulate the Company's operation as a condition to license and renewal. We believe that we are licensed to provide certain laboratory services in New Jersey, New York, Maryland and California, and that we are licensed by Medicare to conduct interstate business, and are approved in most states as a Medicaid provider, however, there is no assurance as to our compliance with such requirements.

Employees
---------

The Company has ten (10) full-time employees and utilizes the services of six consulting physicians. No employee is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Competition
-----------

Competition for the Company is laboratory testing services arising primarily from allergist and commercial clinical laboratories. Clinical laboratories using computer diagnostics in their recommendations of appropriate patient treatment comprise the largest segment of our competition. The Company uses qualified physicians diagnosis rather than computer diagnostics in their recommendation of appropriate patient treatment.

Item 2. Description of Property.
--------------------------------

The Company's principal offices and facilities, comprising approximately 2,500 square feet, are located at 272 South White Horse Pike, Berlin, New Jersey, and are pursuant to a month-to-month lease.

The Company has no policy regarding investments in real estate or interests in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities. The Company currently holds no such investments.

Item 3. Legal Proceedings.
--------------------------

On May 5, 2000, the Securities and Exchange Commission commenced a formal investigation looking into activities of the Company, certain former officers and directors of the Company, and others, concerning, among other things, possible unlawful issuances of the Company's common stock. Thereafter, the SEC temporarily suspended the over-the-counter trading of the common stock of the Company. The temporary suspension was effective on May 8, 2000 and terminated on May 19, 2000. The suspension occurred according to the SEC, because questions were raised about the accuracy and adequacy of the publicly disseminated information concerning, among other things, the status and extent of the Company's business operations. The temporary suspension ended on May 19, 2000, but the SEC is continuing its investigation of the Company, certain of its former officers and directors and others.

On August 29, 2000, the Company filed a complaint in the Delaware Chancery Court against certain of our former officers, directors and employees, alleging, among other things, that such former officers, directors and employees engaged in unlawful issuances of stock and other breaches of fiduciary duties. The action alleges, among other things, that the defendants caused the Company to unlawfully issue up to 53 million unauthorized shares of our common stock. The action seeks declaratory relief, injunctive relief and damages.

The Company is a defendant in two employment contract suits pending in the Superior Court of New Jersey, Camden County. The plaintiffs are claiming damages of approximately $291,000. Those amounts do not include stock issued to plaintiffs that was cancelled. The case was originally scheduled for trial on September 19, 2000, but was postponed. A new court date has been set for January, 2001.

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5. Market for Common Equity and Related Stockholder Matters.
----------------------------------------------------------------

         (a) Market information. The Company's common stock is not listed on any exchange, nor is it quoted on the National Association of Securities Dealers, Inc. Automated Quotation System. There is no established trading market for the common stock, which is traded infrequently in the over-the-counter market under the symbol "ADMI" on the "pink sheets" issued by the National Quotation Bureau, Inc.

The following table sets forth, for the periods indicated, the high and low bid prices per share of common stock as reflected in the pink sheets.

                                           Low              High
                                           ---              -----
June 1, 1999 through May 31, 2000         $0.08             $1.31

The above quotations reflect inter-dealer prices, and do not include retail mark-ups, mark-downs and may not necessarily represent actual transactions,

         (b) Holders. As of May 31, 2000, the Company had outstanding 93,503,508 shares of common stock, issued to approximately 750 holders of record. We believe that approximately 53 million shares were issued above our authorized limit. See "Legal Proceedings." Also see "Risk Factors."

         (c) Dividends. The Company has not paid any dividends on its common stock during the last three fiscal years and does not intend to do so in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, Asthma Disease Management, Inc. (the "Company") Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

           (Year ended May 31. In thousands except for per share data)

                                             2000            1999           1998            1997            1996
                                             ----            ----           ----            ----            ----
Operations
-----------
Statement Data
---------------
Revenues                                      $280           $206            $161           $361            $393
Net loss                                    (2,364)          (702)           (668)          (447)           (528)
Net loss per share of                         (.03)          (.01)           (.01)          (0.1)           (.02)
  common stock
Cash dividend per share                          0              0               0              0               0

Balance Sheet Data
------------------
Total assets                                   147            597             717            723             590
Current liabilities                            681            788             546            579             513
Long term debt                                   0              0               0             41              43
Stockholders' equity (deficit)               $(534)         $(191)           $258           $103             $34


RESULTS OF OPERATIONS
---------------------

Revenues and Expenses
---------------------

Revenue for the year ended May 31, 2000 was $279,754, an increase of $73,434 (or 36%) over revenue of $206,320 for the year ended May 31, 1999. Revenues in each year consist of funds generated from laboratory testing and immunotherapy support services for physicians and are net of contractual allowances.

Cost of revenues for the year ended May 31, 2000 was $294,835, an increase of $47,532 (or 19%) over the comparable figure of $247,303 for the fiscal year ended May 31, 1999. Costs of revenues include materials, salaries and other conversion costs. The increase in cost of revenues is primarily the result of increased sales.

Selling, general and administrative expenses for the year ended May 31, 2000 were $1,173,442, an increase of $516,629 (or 79%) over expenses of $656,813 for the year ended May 31, 1999. The increase in expenses reflects the development of the Company's services, laboratory equipment, operational expense, and marketing and promotional expense.

After review by the new management team put in place on May 19, 2000, the Company incurred special charges for the year ended May 31, 2000 of $1,164,621. Special charges in fiscal 2000 primarily resulted from $385,627 in debt conversion expense, $180,509 in accrued contractual settlements, $500,000 write off of a receivable from litigation that was not even filed by the Company or its attorney, $75,131 write off of aged accounts receivable and a $23,354 write off of unidentifiable assets.

Liquidity and Capital Resources
-------------------------------

At May 31, 2000, the Company had cash of $48,619. The Company's revenues for the year then ended were $279,754, an increase of 36% over prior year revenues.

To fund working capital deficits, the Company in previous years had issued stock and convertible notes. For the year ended May 31, 2000, the Company raised cash of $1,395,295 from the questionable issue of 22,868,794 shares of stock. See "Legal Proceedings." The Company also issued 3,016,277 shares of stock to convert $234,600 of debt to equity with a debt conversion cost of $385,627.

Outlook:  Issues and Risks
--------------------------

On May 18, 2000 the majority of the former Board of Directors of the Company resigned and the sole remaining director elected the current directors as the new Board of the Company. The Company and its Board of Directors are in the process of developing a strategic plan for the Company to maximize shareholder value, though no assurances can be given as to the ultimate implementation and success of such plan. The Company is developing strategies to leverage off certain core competencies developed in the immunotherapy support services arena and to establish strategic alliances in this area. There can be no assurance that the Company will be successful in developing strategic relationships for its programs.

The Company has adopted the following operating and management plans:

     o In the short term the Company intends to increase its laboratory testing business through targeted marketing initiatives in several already identified states in which the reimbursement is not only very favorable to the Company but also, to the physicians managing allergic and asthmatic patients through immunotherapy.

     o Pursue the development of shared risk arrangements with clinics, HMOs and the Company. By properly aligning incentives this strategic initiative will provide increased revenues for the clinics, savings for the HMO through increasingly effective asthma management and rising revenues for the Company which will supply the expertise and the infrastructure to the clinics.

     o Develop a multifaceted, flexible asthma program for employers, unions and their dependents to reduce lost work days which are very costly not only to the employees but to the employers who must temporarily backfill the position.

     o Acquisition of a human allergen extract laboratory. A by-product of increased laboratory use is a correlating increase in use of allergy extracts. With a nominal capital investment the Company can capture one of the few remaining FDA licensed laboratories and directly benefit from the increased market for extracts that the Company expects to build.

     o Enter the canine allergy testing and treating market through the allergen extract laboratory. With only a fledgling insurance industry there is little downward pressure on fees.

     o Develop a strategic partnership with a major pharmaceutical company. Some of the Company's programs offer it the ability to influence physician-prescribing patterns and given sufficient reach, make the Company an attractive alliance partner.

     o   Raise additional capital.

Forward-looking Information
---------------------------

Except for historical information contained herein, the matters discussed in this ITEM 6 and elsewhere in this Annual Report on Form 10-KSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that noted below could cause actual results to differ materially from those set forth in such forward-looking statements. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, expected to, or intended.

Risk Factors
------------

You should be aware of the following risk factors and should review carefully the financial and other information about us provided in this Report.

We have issued approximately 53 million shares above its authorized limit.
--------------------------------------------------------------------------

As of May 31, 2000, the Company had approximately 93,503,508 shares of its common stock issued and outstanding. Our certificate of incorporation presently only allows us to issue up to 40,000,000 shares of our common stock. Prior management was responsible for issuing approximately 93,503,508 shares of common stock, or approximately 53 million shares more than our authorized limit. Generally, issuances of shares beyond an authorized limit make such shares void. On August 29, 2000, we filed a complaint in the Delaware Chancery Court against certain members of former management, alleging, among other things, that they engaged in unlawful issuances of stock and other breaches of fiduciary duties. We are seeking, among other things, declaratory relief thereby attempting to reconcile the valid ownership positions within the Company.

Our corporate books and records have been either grossly inaccurate or non-existent.
----------------------------------------------------------------------

Our corporate books and records, which were the responsibility of former management, are either grossly inaccurate or non-existent. Practically no corporate formalities had been followed with respect to, among other things, meetings of board of directors, meetings of stockholders, activities that required formal board approval, activities that required formal stockholder approval, documentation of dividends, issuances of shares of common stock, or stock options. Present management has no confidence in the prior financial records and reports of the Company. Present management has no confidence in previous press releases and other communications issued by the Company's former management.

We have significant net losses.
-------------------------------

The Company reported net losses of $2,363,964, $702,076 and $667,708 for the years ended May 31, 2000, 1999 and 1998, respectively.

We have very little cash and limited lawful means in which to generate cash.
----------------------------------------------------------------------------

Net cash used by the Company's operating activities was $1,312,609, $509,952 and $674,951 for the years ended May 31, 2000, 1999 and 1998, respectively. Over the years a significant portion of such cash was generated by what we believe to be unlawful issuances of common stock. On May 5, 2000, the Securities and Exchange Commission authorized its staff to commence a formal investigation, looking into, among other things, the Company's common stock issuances. The investigation is continuing. There is currently no viable method for the Company to issue its common stock to fund its cash requirements. See "Legal Proceedings."

The Company's core business has not been profitable.
----------------------------------------------------

To date the Company's core business has not been profitable. The Company has had negative gross profit margins of $15,081, $40,993 and $91,019 for the years ended May 31, 2000, 1999 and 1998, respectively. At May 31, 2000 stockholders equity was $(534,100) and included an accumulated deficit of ($9,694,008). At May 31, 2000 and May 31, 1999, there were working capital deficits of ($552,958) and ($724,446), respectively.

The Company expects significant negative cash flow from operations in fiscal 2001 and will require additional funding to cover expected negative cash flows.
-------------------------------------------------------------------------------

We expect significant negative cash flow from operations in fiscal 2001. We will need significant additional funding to cover these expected negative cash flows. If we do not receive such funding, we may have to seek protection under the United States Bankruptcy Code in order to continue as a going concern.

The Company owes the Internal Revenue Service and others for payroll taxes.
---------------------------------------------------------------------------

The Company is significantly in arrears in making federal and state payroll tax payments. As of May 31, 2000 and 1999, the Company owed $343,540 and $459,614, respectively, in payroll taxes.

We face general risks related to doing business that are beyond our control.
----------------------------------------------------------------------------

Our success will depend in part on certain factors that are beyond our control and that cannot clearly be predicted at this time. These factors include general economic conditions, changes in Medicaid reimbursement, fluctuating operating expenses, changes in governmental regulations, break throughs in health care treatment and changes in regulations pertaining to health maintenance organizations.

Public trading of the Company's shares of common stock is conducted in the over-the-counter market and the Company has inappropriately acted as its own transfer agent.
-----------------------------------------------------------------------------

Public trading, if any, of the Company's common stock is conducted in the over-the-counter market in the so-called "pink sheets". It may be difficult to dispose of, or even obtain quotations as to the price of our common stock and the price, if any, may be di minimus. Also, see "Legal Proceedings." Former management had caused the Company to act as its own transfer agent, which has masked many of the problems associated with the issuances of the Company's common stock. The Company has attempted to retain a real transfer agent, but may not be in a position to do so until the matter involving the over issuance of shares of common stock is resolved. See "Legal Proceedings."

Government Regulation and legal uncertainties could affect the Company.
-----------------------------------------------------------------------

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. We believe that we are in compliance with these laws and regulations, but at times we may not be in compliance.

Item 7. Financial Statements.
-----------------------------

The audited consolidated financial statements of the Company for the fiscal year ended May 31, 2000 are located beginning on Page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Discussions with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

New management did not engage Colleen Bishop, CPA, who had audited the Company's consolidated final statements for the fiscal years 1998 and 1999, to do the fiscal year 2000 audit. The Company engaged Ciro E. Adams, CPA to do the fiscal 2000 audit. Ms. Bishop's report did contain a "going concern" opinion. Mr. Adams' report also contains a "going concern" opinion. See "Risk Factors" above.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------------------

The following table sets forth as of May 31, 2000 certain information regarding directors and executive officers of the Company:


Name                                Age      Title                                         Director Since
----                                ---      ------                                        ---------------
Richard Anderson                    69      Chairman of the Board of Directors             1998

A.J. Henley                         65      President, Chief Executive Officer and         May 19, 2000
                                            Director

Paul A. Dandridge                   73      Director                                       May  19, 2000

Raymond H. Miley, III               57      Director                                       May 19, 2000

James O'Connor                      44      Director                                       May 19, 2000

Scott Foster                        40      Secretary/Treasurer and                             --
                                            Chief Financial Officer

James Hartwright                    60      Medical Director                                    --

Richard Anderson, D.B.A., Chairman of the Board of Directors. Dr. Anderson has been active in corporate affairs for the Company since 1996, working in the area of corporate finance. Dr. Anderson holds a MBA in Financial Management and a Doctorate in Business Administration. Dr. Anderson assumed the Chairmanship of the Board of Directors on May 19, 2000.

A.J. Henley, President, Chief Executive Officer and a Director. Mr. Henley assumed the duties of President and Chief Executive Officer of the Company on May 19, 2000. Prior to that time, he was President and Chief Executive Officer of Americhoice, a Medical HMO.

Paul A. Dandridge, Director. Mr. Dandridge is a retired Judge of the Court of Common Pleas in the City of Philadelphia. He is currently Chairman of the Board of Directors of Philadelphia Health Management Corporation.

Raymond H. Miley, III, Director. Mr. Miley has been co-owner and president of David/Randall Associates, Inc., a building and roofing contracting company, since 1989.

James O'Connor, Director. Mr. O'Connor has been the president of Commonwealth Health Associates, a healthcare consulting company, since 1995.

Scott Foster, Secretary/Treasurer. On May 19, 2000, Mr. Foster was appointed Secretary/Treasurer and Chief Financial Officer of the Company. Prior to that time, he was the Sales/Marketing Manager of the Company.

A. James Hartwright, MD, Medical Director. Dr. Hartwright graduated from Southern Methodist University in 1959 with a BS degree in Biology and from the University of Texas Southwestern Medical School in 1963. He interned in pediatrics at the Medical College of Georgia and was a resident in pediatrics at Columbia Hospital in South Carolina and at the University of Kansas. Dr. Hartwright served in the United State Air Force as a clinical instructor of pediatrics at Southwestern Medical School. He completed a Fellowship in Allergy and Immunology at Children's Mercy Hospital University School of Medicine and Kansas University Medical Center. He was also a clinical instructor at the University of Michigan Medical Center. He is a member of the American Academy of Allergy and Clinical Immunology, the College of Allergists and a Fellow of the

American Society of In-Vitro Allergists. He was Chairman of the In-Vitro Committee for the American College of Allergy from 1985 though 1987. Dr. Hartwright has had a private practice as an allergist and clinical immunologist in Newport News, Virginia, for the past 19 years.

There are no family relationships among any of our directors or executive officers. Executive officers are elected annually at the meeting of the Board of Directors and serve at the pleasure of the Board of Directors.

Meetings and Committees of the Board
------------------------------------

The new Board of Directors held one meeting in fiscal 2000. It is unclear how many meetings the former board held. It appears that the old Board had no nominating, audit, or compensation committees. The new Board established a compensation committee consisting of Messrs. Dandridge, O'Connor and Anderson.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

         The SEC has comprehensive rules relating to the reporting of securities transactions by directors, officers and stockholders who beneficially own more than 10% of the Company's common stock. These rules are complex and difficult to interpret. Based solely on a review of the Company's records, we believe that no officer, director or 10% owner has ever filed a Section 16 report with the SEC. Also see "Legal Proceedings."

Class A Common Stock Issued to Directors
----------------------------------------

On August 29, 2000, the new Board of Directors issued to each Board member 2 million shares of the Company's Class A Common Stock. Each Class A Common Stock share has a four to one voting right to each of the Company's Common Stock share. There is no market for the Company's Class A Common Stock.

Item 10. Executive Compensation
-------------------------------

The following table sets forth the aggregate compensation paid or accrued by the Company for this fiscal year ended May 31, 2000 and the preceding fiscal year ended May 31, 1999 to the Company's chief executive officer. It is believed that no other executive officer was paid in excess of $100,000 over the past two fiscal years.

Name of Individual   Capacities in which served    Cash Compensation    Accrual
------------------   --------------------------    -----------------    -------
George H. Young      Former Chairman of the
                     Board of Directors, former        $344,430*           *
                     President and Chief
                     Executive Officer

Richard Manini       Former Director                   $123,260**

         *The Company is unable to determine at this time what the exact compensation was to George H. Young. See "Legal Proceedings." Also see "Risk Factors."
        **The Company paid this amount in commissions to Mr. Manini for selling shares of common stock.

         We can find no record of any employment agreement with the above named executive officer. We can find no record of any lawful Company stock option plan. See "Risk Factors."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth certain information with respect to the beneficial ownership of the Company's securities by (i) each person known to the Company to own beneficially more than five percent of the Company's voting securities (ii) each director of the Company, (iii) certain executive officers and (iv) all executive officers and directors of the Company as a group, as of May 31, 2000.

                                  Amount and Notice of Shares of      Percentage
Name                              Common Stock Beneficially Owned      of Class
----                              -------------------------------     ----------

George H. Young                                 **                        **
(Former officer and director)

Richard Anderson, DBA***                        **                        **

Richard Manini                                  **                        **
(Former director)

Lewis L. Perelmutter, Ph.D.                     **                        **
(Former officer and director)

John C. David                                   **                        **
(Former officer)

A.J. Henley***                                  **                        **

Paul A. Dandridge***                            **                        **

Raymond H. Miley, III***                        **                        **

James O'Connor***                               **                        **

Scott Foster                                    **                        **

Directors and Officers as a                     **                        **
Group

** Due to the over issuance of approximately 53 million shares and inaccurate or non-existent books and records, the Company is not now in a position to determine the amount and percentage of the beneficial ownership of its common stock. See "Legal Proceedings." Also see "Risk Factors."

*** The Company Certificate of Incorporation provides for up to 10,000,000 of Class A Common Stock. In light of the significant adverse circumstances surrounding the Company, including, but not limited to, the Company's limited financial prospects, the Company's inability to pay director's fees, the litigation against certain former officers and directors of the company, and in light of the fact that the Company has no directors' and officers' liability insurance, the new Board issued to each new board member 2,000,000 shares of Class A Common Stock on August 29, 2000.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

We are unable to determine the nature of the transactions between the Company and its former management.

Item 13.  Exhibits, List and Reports on Form 8-K.
------------------------------------------------

       (b)  Reports on Form 8-K.       None.
            --------------------

                         ASTHMA DISEASE MANAGEMENT INC.
                                AND SUBSIDIARIES

                          Index to Financial Statements

Independent Auditor's Reports ..................................................F-2 and F-3
Balance Sheets as of May 31, 2000 and 1999............................................. F-4
Statements of Operations for the years ended May 31, 2000, 1999 and 1998..............  F-5
Statements of Cash Flows for the years ended May 31, 2000, 1999 and 1998............... F-6
Statement of Changes in Stockholders' Equity for the years ended May 31, 2000,
  1999 and 1998........................................................................ F-7
Notes to Financial Statements.......................................................... F-8

                                 Colleen Bishop
       Certified Public Accountant     Master of Business Administration
                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------

Board of Directors and Stockholders
ASTHMA DISEASE MANAGEMENT, INC. AND SUBSIDIARIES
Berlin, New Jersey

I have audited the consolidated balance sheets of Asthma Disease Management and Subsidiaries (formerly IRT Holding Corporation) as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the company I s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of IRT Holding Corporation and subsidiaries as of May 31, 1999 and 1998 and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, IRT Holding Corporation and Subsidiaries incurred a consolidated net operating losses of $702,076 and $667,708 for the years ended May 31, 1999 and 1998, respectively. Continued losses are anticipated until the Company reaches a sales level which is sufficient to break-even. These factors, and the Company's need to generate sufficient cash flows to meet its obligations and sustain its operations as discussed in Note 2, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Canyon Lake, California
October 18, 1999
    31566 Railroad Canyon Road, Canyon Lake, California 92587 (909) 244-0026

                                 August 21, 2000

                          Independent Auditor's Report
                          ----------------------------


To the Shareholders and Board of Directors
Asthma Disease Management, Inc.
272 S. White Horse Pike
Berlin, NJ 08009


I have audited the accompanying balance sheet of Asthma Disease Management, Inc. as of May 31, 2000, and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asthma Disease Management, Inc. as of May 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Corporation will continue as a going concern. As discussed in "Notes to Financial Statements - Basis of Presentation and Management's Plans", the
Corporation: had substantial losses and negative cash flow from operations in 2000, which significantly reduced stockholders' equity and resulted in a substantial retained deficit and a working capital deficit at May 31, 2000; had negative gross profit margin from its laboratory services for the year ended May 31, 2000; and will require additional funding to cover substantial expected negative cash flows in 2001. If the Corporation is unable to obtain adequate financing it may be required to seek protection under the United States Bankruptcy Code in order to continue operating. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in "Notes to Financial Statements - Basis of Presentation and Management's Plans." The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                Ciro E. Adams
                                                Certified Public Accountant

                         ASTHMA DISEASE MANAGEMENT, INC.

                                 BALANCE SHEETS

                              MAY 31, 2000 and 1999


ASSETS                                                            2000           1999
                                                                  ----           ----
CURRENT ASSETS

     Cash                                                   $    48,619     $    (30,223)

     Accounts receivable, net                                    77,076           80,283

     Advances to officer                                              -            2,209

     Inventory                                                    2,500           11,000
                                                            -----------     ------------

           TOTAL CURRENT ASSETS                                 128,195           63,269

DEFERRED INCOME TAXES                                                 -                -

PROPERTY AND EQUIPMENT, net                                      18,852           10,820

RECEIVABLE FROM LITIGATION                                            -          500,000

OTHER ASSETS                                                          -           22,954
                                                            -----------     ------------

                TOTAL ASSETS                                $   147,047     $    597,043
                                                            ===========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                       $   140,104     $    122,908

     Payroll taxes payable                                      343,540          459,614

     Accrued contractual settlements                            180,509                -

     Convertible notes payable                                   17,000          205,193
                                                            -----------     ------------

          TOTAL CURRENT LIABILITIES                             681,153          787,715

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY

     Common Stock - Class A, $0.001 par value;
       10,000,000 shares authorized, none
       issued and outstanding                                         -                -

     Common Stock, $0.001 par value; 40,000,000
       shares authorized, 93,503,508 and
       67,618,437 shares issued and
       outstanding at May 31, 2000 and
       1999, respectively                                        93,504           22,590

     Additional paid-in capital                               9,066,398        7,127,788

     Accumulated deficit                                     (9,694,008)      (7,330,044)

     Treasury stock at cost, 0 and 20,000
       shares at May 31, 2000 and
       1999, respectively                                             -          (10,000)

     Stock subscription receivable                                    -           (1,006)
                                                            -----------     ------------

          TOTAL STOCKHOLDERS' EQUITY                           (534,106)        (190,672)
                                                            -----------     ------------

               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                         $   147,047     $    597,043
                                                            ===========     ============

   The accompanying notes are an integral part of these financial statements.

                         ASTHMA DISEASE MANAGEMENT, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED MAY 31, 2000, 1999 and 1998

                                                                2000             1999              1998
                                                                ----             ----              ----
Net revenues                                              $    279,754      $   206,320     $     160,926

Cost of revenues                                               294,835          247,303           251,945
                                                          ------------      -----------     -------------

     GROSS PROFIT                                              (15,081)         (40,983)          (91,019)

Selling, general and administrative expenses                 1,173,442          656,813           623,795

Depreciation and amortization                                   10,820            5,250            10,500

Special charges                                              1,164,621                -                 -
                                                          ------------       -----------    -------------

     INCOME FROM OPERATIONS                                 (2,363,964)        (703,046)         (725,314)

Other income                                                         -              970               904

Forgiveness of debt                                                  -                -            78,877

Interest expense and factoring charges                               -                -           (22,175)
                                                          ------------       -----------    -------------

     INCOME BEFORE INCOME TAXES                             (2,363,964)        (702,076)         (667,708)

Income taxes                                                         -                -                 -
                                                          ------------      -----------     -------------

          NET INCOME                                      $ (2,363,964)     $  (702,076)    $    (667,708)
                                                          ============      ===========     =============

NET INCOME PER SHARE - Basic and Diluted                  $       (.03)     $      (.01)    $        (.01)
                                                          ============       ===========    =============

Weighted average common shares outstanding                  82,785,327       63,876,076        60,133,715
                                                          ============       ===========    =============

   The accompanying notes are an integral part of these financial statements.

                         ASTHMA DISEASE MANAGEMENT, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED MAY 31, 2000, 1999 and 1998

                                                                2000             1999               1998
                                                                ----             ----               ----
Cash flows from operating activities:

Net income                                                 $ (2,363,964)      $ (702,076)       $ (667,708)

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                 10,820            5,250            10,500

    Provision for special charges                             1,164,621                -                 -

    Decrease (Increase) in accounts receivable, net             (39,917)         (19,821)           85,763

    Decrease (Increase) in advances to officer                    2,209           (2,209)                -

    Decrease (Increase) in inventory                             12,500            4,400            15,000

    (Decrease) Increase in accounts payable                      17,196              (50)         (200,205)

    (Decrease) Increase in payroll taxes payable               (116,074)         123,554            81,699
                                                           ------------       ----------        ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    (1,312,609)        (590,952)         (674,951)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                          (3,844)               -           (16,665)
                                                           ------------       ----------        ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                        (3,844)               -           (16,665)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of convertible notes payable                             -          205,193                 -

    Issuance of common stock                                  1,395,295          253,785           780,200
                                                           ------------       ----------        ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,395,295          458,978           780,200
                                                           ------------       ----------        ----------

NET INCREASE (DECREASE) IN CASH                                  78,842        (131,974)            88,584

CASH AT BEGINNING OF YEAR                                       (30,223)         101,751            13,167
                                                           ------------       ----------        ----------

                CASH AT END OF YEAR                        $     48,619       $  (30,223)       $  101,751
                                                           ============       ==========        ==========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

     Cash paid during the year for interest expense                   -                -            22,175

DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

    Common stock issued on conversion of notes payable          610,227                -                 -

    Common stock issued to acquire vehicle                       15,008                -                 -


   The accompanying notes are an integral part of these financial statements.

                         ASTHMA DISEASE MANAGEMENT, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED MAY 31, 2000, 1999 and 1998

                                               Additional                                Stock
                                    Common      Paid-In     Accumulated   Treasury   Subscription
                                     Stock      Capital       Deficit       Stock        Rec.          Total
                                     -----      -------       -------       -----        ----          -----
BALANCE at June 1, 1997             $21,852   $6,052,287  $(5,960,260)   $(10,000)      $(1,006)      $102,873

Comprehensive loss                                           (667,708)                                (667,708)

Issuance of common stock                823      821,631                                               822,454
                                    -------   ----------                                             ---------

BALANCE AT May 31, 1998              22,675    6,873,918   (6,627,968)    (10,000)       (1,006)       257,619

Comprehensive loss                                           (702,076)                                (702,076)

Issuance of common stock                (85)     253,870                                               253,785
                                    -------   ----------                                             ---------

BALANCE at May 31, 1999              22,590    7,127,788   (7,330,044)    (10,000)       (1,006)      (190,672)

Comprehensive loss                                         (2,363,964)                              (2,363,964)

Reclassification of par
value of common stock                45,028      (45,028)                                                     -

Issuance of common stock             25,261    1,370,034                                             1,395,295

Common stock issued
on conversion of
notes payable                           610      609,617                                               610,227

Common stock issued
to acquire vehicle                       15       14,993                                                15,008

Retirement of treasury stock                     (10,000)                    10,000                          -

Write off of stock
subscription receivable                           (1,006)                                 1,006              -
                                              ----------                                -------      ---------

BALANCE at May 31, 2000             $93,504   $9,066,398  $(9,694,008)                        -      $(534,106)
                                    =======   ==========  ===========      ========     =======      =========


   The accompanying notes are an integral part of these financial statements.

                         ASTHMA DISEASE MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2000

Note 1 - Basis of Presentation and Management's Plans

The Corporation's financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Corporation may be unable to continue as a going concern:

     - The Corporation reported net losses of $2,363,964, $702,076 and $667,708 for the years ended May 31, 2000, 1999 and 1998 respectively.
     - Net cash used by the Corporation's operating activities was $1,312,609, $590,952 and $674,951 for the years ended May 31, 2000, 1999 and 1998 respectively.
     - At May 31, 2000 stockholder's equity was $(534,106) and included a accumulated deficit of $9,694,008.
     - At May 31, 2000 and 1999 there were working capital deficits of $552,958 and $724,446, respectively.
     - The Corporation had negative gross profits margins of $15,081, $40,983 and $91,019 for the years ended May 31, 2000, 1999 and 1998 respectively.
     - The Corporation expects significant negative cash flow from operations in 2000 and will require additional funding to cover expected negative cash flows.
     - If the Corporation is unable to obtain adequate financing it may be required to seek protection under the United States Bankruptcy Code in order to continue as a going concern.

The Corporation's ability to continue as a going concern is dependent upon increasing its revenues and gross profit margins to cover cost of revenues and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Corporation to profitable operations. In this connection, the Corporation has adopted the following operating and management plans to:

     - Develop physician groups that provide services to large numbers of asthmatic patients. Negotiate contracts with manage care companies to lower the cost of serving these members.
     - Acquire a human allergen extract laboratory and develop the immunology section of the business. Recent trends indicate a tremendous interest on the part of physicians in allergy vaccinations.
     - Distribute completed business plan to introduce venture capital funds to Asthma Disease Management, Inc., (ADM), in a effort to raise needed funds estimated to be $10 Million.
     - Develop sales force to pursue both human and canine immunology markets. The extract laboratory under consideration has 50% of its sales derived from the canine market.
     - Pursue the development of asthma programs for industry. Significant absenteeism occurs in most industries because of illness by employees or by their children because of asthma.
     - Develop a strategic partnership with a major pharmaceutical company because drug therapy will continue to play a role in ADM's program.

Although the results of these actions cannot be predicted with certainty, management believes that if the Corporation can continue to increase its revenues and gross profit margins, and can obtain additional debt or equity financing to fund the negative cash flow from operations in 2000, that the Corporation has the ability ultimately to return to profitability.

Note 2 - Summary of Significant Accounting Policies

The Corporation, Asthma Disease Management, Inc., (ADM), is a corporation formed under the laws of the State of Delaware with its office and clinical laboratory in Berlin, New Jersey. ADM offers a broad range of testing services used by Primary Care Physicians in the diagnosis, monitoring and treatment of asthma and allergy diseases throughout the United States.

Prior to December 3, 1998, the Corporation conducted its business under the names of IRT Holding Corporation, IRT Laboratory, Inc. and IRT Diagnostic, Inc.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash. Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, payroll taxes payable and convertible notes payable are considered to be representative of their respective fair values due to their short-term nature.

Inventories. Inventories, consisting primarily of purchased laboratory supplies, are stated at the lower of cost or market using the first-in, first out method.

Property and Equipment. Property and equipment are carried at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expended as incurred.

Revenue Recognition. Revenues are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in revenues net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2000, 1999, and 1998, approximately 11%, 10% and 10%, respectively, of the Corporation's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

Income Taxes. Income taxes are accounted for utilizing the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates and regulations. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

Concentration of Credit Risk. Substantially all of the Corporation's accounts receivable are with companies and physicians in the health care industry and with individuals for whom tests were performed. However, concentrations of credit risk are limited due to the number of the Corporation's clients as well as their dispersion across many different geographical regions.

Net Income Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if the Corporation's outstanding stock option was exercised. However, the effect of the exercise of the Corporation's stock option was not included in the computation of diluted net income (loss) per share as it would have been anti-dilutive for all periods presented.

Comprehensive Income. Comprehensive income consists only of net income and is presented in the statements of stockholders' equity.

Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.


Note 3 - Accounts Receivable, Net
                                                               May 31,
                                                        2000           1999
                                                        ----           ----

         Gross accounts receivable                  $ 97,497          $117,283
         Less: Allowance for doubtful accounts       (20,421)          (37,000)
                                                    --------          --------

                                                    $ 77,076          $ 80,283
                                                    ========          ========

Bad debt expense was $75,131, $0 and $0 in 2000, 1999 and 1998 respectively.

Note 4 - Income Taxes

Income tax expense consists of the following:
                                                               May 31,
                                                        2000           1999
                                                        ----           ----
         Currently payable:
           Federal                                 $         -     $         -
           State                                             -               -
                                                   -----------     -----------
                                                             -               -
                                                   -----------     -----------
         Deferred:
           Federal                                           -               -
           State                                             -               -
                                                   -----------     -----------
                                                             -               -
                                                   -----------     -----------

                                                   $         -     $         -
                                                   ===========     ===========
Deferred tax assets and liabilities consist of the following:

         Net operating losses                        2,326,562       1,759,211
         Valuation allowance                        (2,326,562)     (1,759,211)
                                                   -----------     -----------

                                                   $         0     $         0
                                                   ===========     ===========

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The netting of deferred assets and liabilities reflects management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

The Corporation has net operating losses carryforward of $9,694,008 for Federal and state tax purposes that begin to expire in 2003.



Note 5 -  Property and Equipment
                                                              May 31,
                                                        2000           1999
                                                        ----           ----

         Laboratory equipment                        $236,175         $236,175
         Office equipment                             123,076          119,232
         Furniture and fixtures                        27,362           27,362
         Vehicles                                      15,008                -
                                                     --------         --------
                                                      401,621          382,769
         Accumulated depreciation                    (382,769)        (371,949)
                                                     --------         --------

                  Property and equipment, net        $ 18,852         $ 10,820
                                                     ========         ========

The Corporation rents its office and clinical laboratory in Berlin, New Jersey, on a month-to-month basis at a cost of $3,450 per month.

Note 6 - Payroll Taxes Payable
                                                                May 31,
                                                            2000       1999
                                                            ----       ----

     Federal payroll taxes payable - prior year          $368,893     $275,323
     State payroll taxes payable - prior year              90,721       60,737
     Federal payroll taxes payable - current year         127,583       93,570
     State payroll taxes payable - current year            26,873       29,984
     Federal payroll taxes payable - former subsidiary     40,000            -
                                                         --------     --------
                                                          654,070      459,614
     Current year payments made                          (310,530)           -
                                                         --------     --------

                                                         $343,540     $459,614
                                                         ========     ========

         The Corporation is significantly in the arrears in making Federal and state payroll tax payments.



Note 7 - Accrued Contractual Settlements
                                                                   May 31,
                                                             2000        1999
                                                             ----        ----

      Termination of employment contracts                $150,000      $     -
      Medicaid overpayments due to New Jersey              26,509            -
      DMAHS Legal costs incurred with Medicaid suit         4,000            -
                                                         --------      -------

                                                         $180,509      $     -
                                                         ========      =======

The Corporation is currently being sued in New Jersey Superior Court, Camden County, for the termination of employment contracts of two former employees. The Corporation's legal counsel has estimated the Corporation's probable liability regarding these suits to be $150,000.

The Corporation has entered into a Stipulation of Dismissal with the New Jersey Division of Medical Assistance and Health Services (Medicaid) to repay $26,509 in alleged over billing of laboratory tests in 1995. The legal costs incurred in defense of these allegations were $4,000.


Note 8 - Convertible Notes Payable
                                                                May 31,
                                                           2000         1999
                                                           ----         ----
      One-year, 15%, convertible notes issued
           August through November 1998                  $ 17,000     $205,193
                                                         ========     ========

Upon maturity of the notes, the Corporation issued stock with a fair market value of $610,227 to note holders in lieu of cash redemptions. Total debt converted to equity was $224,600 with a debt conversion cost of $385,627. The $17,000 in notes not converted by holders will be redeemed in cash by the Corporation.

Note 9 - Shares Outstanding

Article IV of the Corporation's 1985 Certificate of Incorporation provides that the Corporation has the authority to issue 50,000,000 shares, consisting of up to 40,000,000 shares of common stock and 10,000,000 shares of Class A common stock. Both classes of shares have a par value of one mill ($0.001).

On August 29, 2000, the Board of Directors elected on May 19, 2000 filed suit in Delaware Chancery Court, New Castle County, seeking relief and damages from former directors and officers, specifically including, the surrender and cancellation of sufficient shares of common stock so that the number of the Corporation's issued and outstanding shares are equal to or less than the number of shares authorized under the Corporation's Certificate of Incorporation.



Note 10 - Related Party Transaction

On June 15, 1999, the Corporation granted a stock option to a member of the Board of Directors to purchase ten million shares of common stock at a price of $0.001 per share. This option can be exercised at any time and expires on June 15, 2009.


Note 11 - Special Charges

1. During the second quarter ending November 30, 1999, the Corporation recognized special charges consisting of the following:

            Debt conversion expense                                   $385,627

   This expense was incurred to have note holders convert to common stock upon maturity of notes payable to note holders. (See Note 8)

2. At May 31, 2000, after review by the new management team put in place on May 19, 2000, the Corporation recognized special charges consisting of the following:

                  Contractual settlements (See Note 7)          180,509
                  Write off of receivable from litigation       500,000
                  Write off of aged accounts receivable          75,131
                  Write off of unidentifiable assets             23,354
                                                             ----------

                                                             $1,164,621
                                                             ==========

   New management, with the advice of legal counsel, has assessed these disputes to be probable liabilities of the Corporation and has recorded these estimates of liability on the books of the Corporation.

   The receivable from litigation was determined by new management to be a remote possibility and thus should no longer be recognized as an asset of the Corporation.

   The write off of receivables was after evaluation of the possibility of collection of old accounts by new management.

   The write off of unidentifiable assets was after an assessment of all assets by new management.



Note 12 - Commitments and Contingencies

The Corporation believes that it is in compliance in all material respects with all statues, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statues and regulations have not been interpreted by the courts. There can be no assurance therefore that applicable statues and regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Corporation. Potential sanctions for violations of these statues and regulations include significant fines and the loss of various licenses, certificates and authorizations.




End of Financial Statements

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 24, 2000                ASTHMA DISEASE MANAGEMENT, INC.

                                      By: /s/ A.J. Henley
                                          -----------------------------------
                                          President & Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the duties indicated.


  Signature                              Title                                           Date
  ---------                              -----                                           ----
  /s/ A.J. Henley
  ---------------------------------      President, Chief Executive Officer              October 24, 2000
  A.J. Henley                             and Director

  /s/ Richard Anderson
  ---------------------------------      Chairman of the Board of Directors              October 24, 2000
  Richard Anderson

  /s/ Paul A. Dandridge
  ---------------------------------      Director                                        October 24, 2000
  Paul A. Dandridge

  /s/ Raymond H. Miley, III
  ---------------------------------      Director                                        October 24, 2000
  Raymond H. Miley, III

  /s/ James O'Connor
  ---------------------------------      Director                                        October 24, 2000
  James O'Connor

  /s/ Scott Foster
  ---------------------------------      Principal Financial Officer and                 October 24, 2000
  Scott Foster                           Principal Accounting Officer