Form 10QSB
period 2000-08-31
ASTHMA DISEASE MANAGEMENT INC
filed 2000-11-21
CIK 774746

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the Quarter ending August 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to ______________

                          Commission File No. 33-1534-D

                         ASTHMA DISEASE MANAGEMENT, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

              DELAWARE                                            22-3253496
  --------------------------------                           -------------------
  (State or other jurisdiction of                               (IRS Employer
   Incorporation or Organization)                            Identification No.)

272 South White Horse Pike, Berlin, NJ                              08009
--------------------------------------                            ----------
(Address of principal executive offices)                          (Zip Code)

                                  856-753-9595
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

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

On August 31, 2000, the Registrant had outstanding 93,503,508 shares of its common stock. (See "Legal Proceedings")

THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT LOCATED ELSEWHERE HEREIN REGARDING THE COMPANY'S OPERATIONS, FINANCIAL POSITION AND BUSINESS STRATEGY, MAY CONSTITUTE FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE," "BELIEVE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AT THIS TIME, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS REPORT AND IN OTHER MATERIALS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

                         ASTHMA DISEASE MANAGEMENT, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                  Page
Item 1.  Financial Statements                                                    4

Balance Sheets -
   August 31, 2000 & August 31, 1999 (unaudited)                                 4

Statements of Income -
   Three Months Ended August 31, 2000 and 1999 (unaudited)                       5

Statements of Cash Flows -
   Three Months Ended August 31, 2000 and 1999 (unaudited)                       6

Statements of Stockholder's Equity -
   Three Months Ended August 31, 2000 and 1999 (unaudited)                       7

Notes to Financial Statements                                                   8-12

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operation                                                      13

Item 3.  Quantitative and Qualitative Information about Market Risk              14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                       15

Item 6.  Exhibits and Reports on Form 8-K                                        15

Signature Page                                                                   16


                          Part I Financial Information

Item 1 Financial Statements (unaudited)

                         ASTHMA DISEASE MANAGEMENT, INC.
                            UNAUDITED BALANCE SHEETS
                            AUGUST 31, 2000 and 1999

ASSETS                                                                       2000               1999
                                                                          ----------         ----------
CURRENT ASSETS

      Cash                                                                $   18,429         $  (14,004)

      Accounts receivable, net                                                73,839            100,076

      Advances to officer                                                          -              2,209

      Inventory                                                                2,500             15,000
                                                                          ----------         ----------

         TOTAL CURRENT ASSETS                                                 94,768            103,281
                                                                                   -                  -
DEFERRED INCOME TAXES
                                                                              18,852             10,820
PROPERTY AND EQUIPMENT, net
                                                                                   -            500,000
RECEIVABLE FROM LITIGATION
                                                                                   -             23,354
                                                                          ----------         ----------
OTHER ASSETS
                                                                          $  113,620         $  637,455
                                                                          ==========         ==========
        TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                                                    $  177,075         $  125,408

      Payroll taxes payable                                                  371,038            512,289

      Accrued contractual settlements                                        180,509                  -

      Convertible notes payable                                              155,000            203,833
                                                                          ----------         ----------

         TOTAL CURRENT LIABILITIES                                           883,622            841,530

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock - Class A, no par value; 10,000,000 shares authorized,           10,000                  -
issued and outstanding at August 31, 2000

Common Stock, $0.001 par value; 40,000,000 shares authorized,                 93,504             22,590
93,503,508 and 73,049,951 shares issued and outstanding at August
31, 2000 and 1999, respectively
                                                                           9,066,398          7,338,639
      Additional paid-in capital
                                                                          (9,939,904)        (7,554,298)
      Accumulated deficit
                                                                                   -            (10,000)
      Treasury stock at cost, 0 and 20,000 shares at August 31, 2000 and 1999, respectively
                                                                                   -             (1,006)
      Stock subscription receivable
                                                                            (770,002)          (204,075)
                                                                          ----------         ----------
           TOTAL STOCKHOLDERS' EQUITY
                                                                          $  113,620         $  637,455
                                                                          ==========         ==========
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY


                 The accompanying notes are an integral part of
                      these unaudited Financial Statements

                         ASTHMA DISEASE MANAGEMENT, INC.

                         UNAUDITED STATEMENTS OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 2000 and 1999

                                                               2000            1999
                                                            ---------        ---------
Net revenues                                                  $83,399          $76,264

Cost of revenues                                               87,716           84,795
                                                              -------          -------

     GROSS PROFIT                                              (4,317)          (8,531)

Selling, general and administrative expenses                  241,579          215,923

Depreciation and amortization                                       -                -
                                                            ---------        ---------

     INCOME FROM OPERATIONS                                  (245,896)        (224,454)

Other income                                                        -              200
                                                            ---------        ---------

     INCOME BEFORE INCOME TAXES                             $(245,896)       $(224,254)
                                                            ----------       ---------

Income taxes                                                        -                -
                                                            ---------        ---------

     NET INCOME                                             $(245,896)      ($245,254)
                                                            =========        =========

                                                            $   (.003)       $  (.003)
                                                            =========        =========
NET INCOME PER SHARE - Basic and Diluted

Weighted average common shares outstanding                 87,446,090       73,053,724
                                                           ==========       ==========


                 The accompanying notes are an integral part of
                      these unaudited Financial Statements

                         ASTHMA DISEASE MANAGEMENT, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 2000 and 1999


                                                                       2000                1999
                                                                     ---------          ---------
Cash flow from operating activities:
                                                                     $(245,896)         $(224,254)
Net income

Adjustments to reconcile net income to net cash provided by
 operating activities:
       Depreciation                                                          -                  -
       Decrease (Increase) in accounts receivable, net                   3,237           (16,793)
       Decrease (Increase) in advances to officer                            -                  -
       Decrease (Increase) in inventory                                      -                  -
       (Decrease) Increase in accounts payable                          36,971              2,500
       (Decrease) Increase in payroll taxes payable                     27,498             52,675
                                                                     ---------          ---------
                                                                      (178,190)          (185,872)
NET CASH PROVIDED BY OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                    -               (400)
                                                                     ---------          ---------
                                                                             -               (400)
NET CASH PROVIDED BY INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of convertible notes payable                           138,000            (1,360)
       Issuance of Class A common stock                                 10,000                  -
       Issuance of common stock                                              -            203,851
                                                                     ---------          ---------
                                                                       148,000            202,491
                                                                     ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                       (30,190)            16,219
NET INCREASE (DECREASE) IN CASH
                                                                        48,619            (30,223)
                                                                     ---------          ---------
CASH AT BEGINNING OF PERIOD
                                                                     $  18,429          $ (14,004)
                                                                     =========          =========
       CASH AT END OF PERIOD

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                            --                 --

DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES                   --                 --


                 The accompanying notes are an integral part of
                      these unaudited Financial Statements

                         ASTHMA DISEASE MANAGEMENT, INC.

             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED AUGUST 31, 2000 and 1999

                                          Additional                                         Stock
                              Common        Paid-in        Accumulated      Treasury      Subscription
                              Stock         Capital          Deficit         Stock             Rec.         Total
                             -------      ----------       -----------      --------      ------------    ---------
BALANCE at May 31,
1999                         $22,590      $7,127,788       $(7,330,044)     $(10,000)        $(1,006)     $(190,672)

Comprehensive Loss                                            (224,254)                                    (224,254)
Issuance of Common
Stock                              -         210,851                                                        210,851
                             -------      ----------                                                      ---------
BALANCE AT August
31, 1999                     $22,590      $7,338,639       $(7,554,298)     $(10,000)        $(1,006)     $(204,075)
                             =======      ==========       ============     ========        ========      =========



BALANCE AT May 31,
2000                         $93,504      $9,066,398       $(9,694,008)     $      -         $     -     $ (534,106)
Comprehensive Loss                                           ($245,896)                                   ($245,896)
Issuance of common
Stock                              -               -                                                              -
                             -------      ----------                                                     ----------
BALANCE at August
31, 2000                     $93,504      $9,066,398       $(9,939,904)     $      -         $     -     $ (770,002)
                             =======      ==========       ===========      ========         =======     ==========



                 The accompanying notes are an integral part of
                      these unaudited Financial Statements

                         ASTHMA DISEASE MANAGEMENT, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 AUGUST 31, 2000

Note 1 - Basis of Presentation

The accompanying financial statements of the Corporation are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results of a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Corporation's annual report. Therefore, the interim statements should be read in conjunction with the financial statements and notes thereto contained in the Corporation's annual report.

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

Property and Equipment. Property and equipment are carried at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.

Revenue Recognition. Revenues are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in revenues net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2000 and 1999, approximately 11% and 10%, respectively, of the Corporation's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

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


Note 3 - Accounts Receivable, Net

                                                             August 31,
                                                       2000              1999
                                                     -------           --------

    Gross accounts receivable                       $ 84,030           $104,346
    Less:  Allowance for doubtful accounts           (10,191)           (34,000)
                                                    --------           --------

                                                    $ 73,839           $ 70,346
                                                    ========           ========

       Bad debt expense was $3,228 and $0 in 2000 and 1999 respectively.

                         ASTHMA DISEASE MANAGEMENT, INC.

                                 AUGUST 31, 2000

Note 4 - Income Taxes

Income tax expense consists of the following:

                                                                         August 31,
                                                                   2000              1999
                                                                   ----              ----
         Currently payable:
           Federal                                                 $ -              $ -
           State                                                     -                -
                                                                    ---              ---

         Deferred:                                                   -                -
           Federal                                                   -                -
                                                                    ---              ---
           State                                                     -                -
                                                                    ---              ---

                                                                     -                -
                                                                    ===              ===

Deferred tax assets and liabilities consist of the following:

         Net operating losses                                    2,326,562        1,759,211
         Valuation allowance                                    (2,326,562)     (1,759,211)
                                                                ----------      ----------
                                                                $        0      $        0
                                                                ==========      ==========

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The netting of deferred assets and liabilities reflects management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

The Corporation has net operating losses carryforward of $9,694,008 for Federal and state tax purposes that begin to expire in 2003.

Note 5 - Property and Equipment

                                                               August 31,
                                                        2000             1999
                                                      --------         --------

         Laboratory equipment                         $236,175         $236,175
         Office equipment                              123,076          119,232
         Furniture and fixtures                         27,362           27,362
         Vehicles                                       15,008                -
                                                       -------         --------
                                                       401,621          382,769
         Accumulated depreciation                     (382,769)        (371,949)
                                                      --------         --------

                  Property and equipment, net         $ 18,852         $ 10,820
                                                      ========         ========


The Corporation rents its office and clinical laboratory in Berlin, New Jersey, on a month-to-month basis at a cost of $3,450 per month.

                         ASTHMA DISEASE MANAGEMENT, INC.

                                 AUGUST 31, 2000

Note 6 - Payroll Taxes Payable

                                                                          August 31,
                                                                    2000            1999
                                                                  --------         --------
         Federal payroll taxes payable - prior year               $185,946         $368,893
         State payroll taxes payable - prior year                  117,594           90,721
         Federal payroll taxes payable - current year               19,358           35,117
         State payroll taxes payable - current year                  8,140           17,558
         Federal payroll taxes payable - former subsidiary          40,000                -
                                                                   -------               --
                                                                   371,038          512,289
         Current year payments made                                     -                -
                                                                  --------         --------

                                                                  $371,038         $512,289
                                                                  ========         ========

         The Corporation is significantly in the arrears in making Federal and state payroll tax payments.

Note 7 - Accrued Contractual Settlements

                                                                          August 31,
                                                                     2000            1999
                                                                  --------         --------
         Termination of employment contracts                      $150,000         $      -
         Medicaid overpayments due to
              New Jersey DMAHS                                      26,509                -
         Legal costs incurred with Medicaid suit                     4,000                -
                                                                    ------         --------

                                                                  $180,509         $      -
                                                                  ========         ========

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

Note 8 - Convertible Notes Payable

                                                                          August 31,
                                                                    2000             1999
                                                                  --------         --------
         One-year, 15%, convertible notes issued
              August 1998 through August 2000                     $155,000         $203,833
                                                                  ========         ========

The Corporation issued new notes of $125,000 during the three month period ended August 31, 2000. The Corporation redeemed one note of $2,000 with an interest cost of $525 during the same period.

                         ASTHMA DISEASE MANAGEMENT, INC.

                                 AUGUST 31, 2000


Note 9 - Shares Outstanding

Article IV of the Corporation's 1985 Certificate of Incorporation provides that the Corporation has the authority to issue 50,000,000 shares, consisting of up to 40,000,000 shares of common stock and 10,000,000 shares of Class A common stock. Common Stock and Class A Common Stock have a par value of one mill ($0.001).

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

Note 11 - Commitments and Contingencies

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

                           End of Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, Asthma Disease Management, Inc. (the "Company") Financial Statements and Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

ANALYSIS OF FINANCIAL CONDITION

               (Quarter ended August 31. In thousands except for per share data)

                                                     2000          1999
                                                    ------        -----
Operations
Statement Data
--------------
Revenues                                              $83           $76
Net loss                                             (246)         (224)
Net loss per share of                               (.003)        (.003)
common stock
Cash dividend per share                                 0             0
Balance Sheet Data
------------------
Total assets                                          114           637
Current liabilities                                   884           842
Long term debt                                          0             0
Stockholders' equity (deficit)                      $(770)        $(204)

RESULTS OF OPERATIONS
---------------------

Revenues and Expenses

Revenue for the quarter ended August 31, 2000 was $83,399, an increase of $7,135 (or 9%) over revenue of $76,264 for the quarter ended Quarter 31, 1999. Revenues in each quarter consist of funds generated from laboratory testing and immunotherapy support services for physicians and are net of contractual allowances.

Cost of revenues for the quarter ended August 31, 2000 was $87,716, an increase of $2,921 (or 3%) over the comparable figure of $84,795 for the fiscal quarter ended August 31, 1999. Costs of revenues include materials, salaries and other conversion costs. The increase in cost of revenues is due to a modest rise in sales combined with a change in laboratory testing equipment and reagents. After months of comparative studies the Company decided to opt for a slightly more costly test in exchange for greater reliability and accuracy.

Selling, general and administrative expenses for the quarter ended August 31, 2000 were $241,579, an increase of $25,656 (or 12%) over expenses of $215,923 for the year ended August 31, 1999. The increase in expenses reflects the legal fees in pursuit of litigation described in footnote #9 of the financial statements. The legal fees for the quarter ended August 31, 2000 were $47,234.

Liquidity and Capital Resources

At August 31, 2000, the Company had cash of $18,429. The Company's revenues for the quarter then ended were $83,399, an increase of 9% over the revenues for the period ended August 31, 1999.

To fund working capital deficits, the Company in previous periods had issued stock and convertible notes. For the year ended May 31, 2000, the Company raised cash of $1,395,295 from the questionable issue of 22,868,794 shares of stock. See "Legal Proceedings."

Item 3 Quantitative and Qualitative Disclosures About Market Risk

         None.

                           Part II. Other Information


Item 1 Legal Proceedings

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

On August 29, 2000, the Company filed a complaint in the Delaware Chancery Court against certain of our former officers, directors and employees, alleging, among other things, that such former officers, directors and employees engaged in unlawful issuances of stock and other breaches of fiduciary duties. The action alleges, among other things, that the defendants caused the Company to unlawfully issue up to 53 million unauthorized shares of our common stock. The action seeks declaratory relief, injunctive relief and damages. The defendants in such action have filed answers to the complaint.

The Company is a defendant in two employment contract suits pending in the Superior Court of New Jersey, Camden County. The plaintiffs are claiming damages of approximately $291,000. Those amounts do not include stock issued to plaintiffs that was cancelled. The case was originally scheduled for trial on September 19, 2000, but was postponed. A new court date has been set for January, 2001.

Item 6 Exhibits and Reports on Form 8K

         A  Exhibits: none

         B  Reports on Form 8K

            The Company filed the following Current Reports on Form 8-K during the first quarter of 2001:

                 On July 12, 2000, the Company filed a Current Report on Form 8-K that reflected the change in the Company's independent accountants and a change in the Company's Board of Directors.

                 On August 29, 2000, the Company filed a Current Report on Form 8-K that reflected the commencement of the action by the Company in Delaware Chancery Court.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 17, 2000                 ASTHMA DISEASE MANAGEMENT, INC.



                                        By: /s/ A. J. Henley
                                            ------------------------------------
                                            A. J. Henley, President