Form 10QSB
period 2000-11-30
ASTHMA DISEASE MANAGEMENT INC
filed 2001-03-19
CIK 774746

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                   For the Quarter ending November 30, 2000
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  For the transition period from ___ to ___


                   Commission File No. 33-1534-D

                      ASTHMA DISEASE MANAGEMENT, INC.
                   (Name of Small Business Issuer)
DELAWARE                                            22-3253496
(State or other jurisdiction of                    (IRS Employer
Incorporation or Organization)                    Identification No.)

272 South White Horse Pike, Berlin, NJ                 08009
(Address of principal executive offices)             (Zip Code)

                              856-753-9595
             (Issuer's Telephone Number, including Area Code)

Section registered under Section 12(b) of the Exchange Act:

Title of Each Class                         Name of Each Exchange
                                           on Which Registered
None                                          None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                Common Stock, $0.001 par value per share
                         (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the
past 90 days.  YES [X]     NO [  ]



On November 30, 2000, the Registrant had outstanding 93,503,508 shares of its common stock and 10,000,000 shares of Class A common stock.











                     Part I  Financial Information

                   ASTHMA DISEASE MANAGEMENT, INC.
                       UNAUDITED BALANCE SHEETS
                    NOVEMBER 30 AND MAY 31, 2000

ASSETS                                      NOV. 30, 2000          MAY 31, 2000
CURRENT ASSETS
     Cash                                    $    1,692            $    48,619
     Accounts receivable, net                    63,548                 77,076
     Inventory                                    2,500                  2,500
                                                -------                 -------
           TOTAL CURRENT ASSETS                  67,740                128,195

DEFERRED INCOME TAXES                              -                       -

PROPERTY AND EQUIPMENT, net                      18,852                 18,852
                                                 ------                  ------
           TOTAL ASSETS                      $   86,592           $    147,047

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES

     Accounts payable                        $  212,970           $    140,104
     Payroll taxes payable                      404,022                343,540
     Accrued contractual settlements            180,509                180,509
     Convertible notes payable                  292,398                 17,000
                                               ---------              ----------
          TOTAL CURRENT LIABILITIES           1,089,899                681,153

COMMITMENTS and CONTINGENCIES
STOCKHOLDER'S EQUITY
   Common Stock - Class A, no par value;
   10,000,000 shares authorized, issued          10,000                   -
   and outstanding at August 31, 2000

   Common Stock, $0.001 par value;
   40,000,000 shares authorized,                 93,504                 93,504
   93,503,508 shares issued and
   outstanding at November 30 and
   May 31, 2000
   Additional paid-in capital                 9,066,398              9,066,398

     Accumulated deficit                    (10,173,209)            (9,694,008)
                                            ------------            -----------
          TOTAL STOCKHOLDER'S EQUITY         (1,003,307)              (534,106)

               TOTAL LIABILITIES AND
               STOCKHOLDER'S EQUITY         $    86,592           $    147,047
                                             ===========            ============
     The accompanying notes are an integral part of these unaudited financial statements.



                 ASTHMA DISEASE MANAGEMENT, INC.
                 UNAUDITED STATEMENTS OF OPERATIONS

             THREE MONTHS ENDED NOVEMBER 30, 2000 and 1999


                                                2000               1999
                                                ----               ----
Net revenues                               $    57,586         $    50,426


Cost of revenues                                74,836              65,589
                                              ----------          ----------
     GROSS PROFIT                              (17,250)            (15,163)


Selling, general and administrative
   Expenses                                    209,814             170,780

Depreciation and amortization                     -                     -

Debt conversion expense                           -                385,627
                                              ----------          -----------
     INCOME FROM OPERATIONS                   (227,064)           (571,570)



Other income                                      -                  4,975

Interest expense                                 6,241                 -
                                              ----------           --------
     INCOME BEFORE INCOME TAXES               (233,305)           (566,595)


Income taxes                                      -                    -
                                              ----------          ------------
          NET INCOME                     $    (233,305)        $  (566,595)
                                            =============        ============

NET INCOME PER SHARE -
     Basic and Diluted                   $       (.003)        $     (.007)
                                            =============        ============


Weighted average common
   shares outstanding                        90,564,057         78,611,942
                                             ==========          ==========




     The accompanying notes are an integral part of these unaudited financial statements.



                     ASTHMA DISEASE MANAGEMENT, INC.
                 UNAUDITED STATEMENTS OF OPERATIONS

              SIX MONTHS ENDED NOVEMBER 30, 2000 and 1999


                                            2000               1999
                                            ----               ----
Net revenues                        $      140,985        $   126,690


Cost of revenues                           162,552            150,384
                                           -------            -------
     GROSS PROFIT                          (21,567)           (23,694)


Selling, general and administrative
   Expenses                                451,393            386,703

Depreciation and amortization                 -                  -

Debt conversion expense                       -               385,627
                                          ----------         ---------
     INCOME FROM OPERATIONS               (472,960)          (796,024)


Other income                                  -                 5,175

Interest expense                             6,241               -
                                            -----              -----
     INCOME BEFORE INCOME TAXES           (479,201)          (790,849)


Income taxes                                  -                  -
                                          ---------           ---------
          NET INCOME                 $    (479,201)       $  (790,849)
                                      ==============        ============


NET INCOME PER SHARE -
   Basic and Diluted                 $       (.005)       $     (.010)
                                      ==============        ============


Weighted average common
   shares outstanding                    90,564,057          78,611,942
                                         ==========           ==========






     The accompanying notes are an integral part of these unaudited financial statements.


                  ASTHMA DISEASE MANAGEMENT, INC.
                UNAUDITED STATEMENTS OF CASH FLOWS

            SIX MONTHS ENDED NOVEMBER 30, 2000 and 1999

                                              2000                    1999
                                              ----                    ----

Cash flows from operating
   activities:

Net income                               $  (479,201)            $  (790,849)

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Depreciation                                -                       -

    Decrease (Increase) in
     accounts receivable, net                 13,528                 (30,063)

    Decrease (Increase) in
     advances to officer                         -                     -

    Decrease (Increase) in inventory             -                    (4,000)

    (Decrease) Increase in accounts
     payable                                  72,866                 205,233

    (Decrease) Increase in payroll
     taxes payable                            60,482                  88,196
                                              ------                  ------
NET CASH PROVIDED BY OPERATING ACTIVITIES   (332,325)               (531,483)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment          -                       -

NET CASH PROVIDED BY INVESTING ACTIVITIES        -                       -

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of convertible notes payable     275,398                 (2,699)

    Issuance of Class A common stock           10,000                    -

    Issuance of common stock                     -                   479,906
                                              -------                -------
NET CASH PROVIDED BY FINANCING ACTIVITIES     285,398                477,207
                                              =======                =======








                  ASTHMA DISEASE MANAGEMENT, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED NOVEMBER 30, 2000 and 1999
                            (continued)



NET INCREASE (DECREASE) IN CASH                (46,927)             (54,276)


CASH AT BEGINNING OF PERIOD                     48,619              (30,223)
                                                ------              --------
          CASH AT END OF PERIOD                 $1,692            $ (84,499)
                                                ======             ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION                                        -                    -


DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

    Common stock issued on conversion
     of notes payable                                               610,227













     The accompanying notes are an integral part of these unaudited financial statements.















                  ASTHMA DISEASE MANAGEMENT, INC.
           UNAUDITED STATEMENTS OF STOCKHOLDER'S EQUITY

             SIX MONTHS ENDED NOVEMBER 30, 2000 and 1999


               Common                  Additional
               Stock        Common      Paid-In     Accumulated
               Class A      Stock       Capital       Deficit         Total
               -------     ------     ----------     -----------      -----

BALANCE at
May 31, 1999  $   -        $22,590     $7,116,782   $(7,330,044)    $(190,672)

Comprehensive
   Loss           -          -              -          (566,595)     (566,595)

Issuance of
   common stock   -           -           479,906                     479,906
               -------     -------     ----------     ------------   ---------

BALANCE at
Nov 30, 1999  $   -        $22,590     $7,596,688     $(7,896,639)  $(277,361)
               =======     =======     ==========     ============  ==========




BALANCE at
May 31, 2000  $    -       $93,504     $9,066,398     $(9,694,008)  $(534,106)

Comprehensive
   Loss            -           -             -           (479,201)   (479,201)

Issuance of
   Class A
   common stock 10,000                                                 10,000

Issuance of
   common stock    -           -             -               -            -
                -------     -------     ----------     ------------     ------

BALANCE at      $10,000     $93,504    $9,066,398    $(10,173,209)  $(1,003,307)
Nov 30, 2000     =======    =======    ==========    =============  ============








     The accompanying notes are an integral part of these unaudited financial statements.





                  ASTHMA DISEASE MANAGEMENT, INC.

               NOTES TO UNAUDITED FINANCIAL STATEMENTS

                         NOVEMBER 30, 2000


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

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash: Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, payroll taxes payable and convertible notes payable are considered to be representative of their respective fair values due to their short-term nature.

Inventories: Inventories, consisting primarily of purchased laboratory supplies, are stated at the lower of cost or market using the first-in, first out method.





                  ASTHMA DISEASE MANAGEMENT, INC.

          NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

                          NOVEMBER 30, 2000

Note 2 - Summary of Significant Accounting Policies (continued)


Property and Equipment: Property and equipment are carried at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expended as incurred.


Revenue Recognition: Revenues are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in revenues net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue.
In 2000 and 1999, approximately 11% and 10%, respectively, of the Corporation's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

Income Taxes: Income taxes are accounted for utilizing the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates and regulations. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

Concentration of Credit Risk: Substantially all of the Corporation's accounts receivable are with companies and physicians in the health care industry and with individuals for whom tests were performed. However, concentrations of credit risk are limited due to the number of the Corporation's clients as well as their dispersion across many different geographical regions.

Net Income Per Share: Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstand-ing during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if the Corporation's outstanding stock option was exercised. However, the effect of the exercise of the Corporation's stock option was not included in the computation of diluted net income (loss) per share as it would have been anti-dilutive for all periods presented.

Comprehensive Income. Comprehensive income consists only of net income and is presented in the statements of stockholder's equity.

Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

                 ASTHMA DISEASE MANAGEMENT, INC.

          NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

                        NOVEMBER 30, 2000


Note 3 - Accounts Receivable, Net
                                               November 30,
                                          2000              1999
                                          ----              ----
Gross accounts receivable              $ 81,135          $144,346
Less: Allowance for doubtful accounts   (17,587)          (34,000)
                                       --------          --------
                                       $ 63,548          $110,346
                                       ========          ========


Bad debt expense was $15,572 and $0 in 2000 and 1999 respectively.



Note 4 - Income Taxes

Income tax expense consists of the following:   November 30,
                                          2000             1999
Currently payable:
  Federal                              $    -          $     -
  State                                     -                -
                                        ------            -------
                                            -                -
Deferred:
  Federal                                   -                -
  State                                     -                -
                                        ------            -------
                                            -                -
                                        ------            -------
                                       $    -           $    -

Deferred tax assets and liabilities consist of the following:

Net operating losses                 2,326,562         1,759,211
Valuation allowance                 (2,326,562)       (1,759,211)
                                    -----------       -----------
                                    $         0       $         0
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


                  ASTHMA DISEASE MANAGEMENT, INC.

         NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

                       NOVEMBER 30, 2000


Note 5 -  Property and Equipment
                                               November 30,
                                           2000             1999
                                            ----            ----
Laboratory equipment                    $236,175        $ 236,175
Office equipment                         123,076          119,232
Furniture and fixtures                    27,362           27,362
Vehicles                                  15,008             -
                                         --------         -------
                                         401,621          382,769
Accumulated depreciation                (382,769)        (371,949)
                                        ---------        ---------

Property and equipment, net            $  18,852        $  10,820


The Corporation rents its office and clinical laboratory in Berlin, New Jersey, on a month-to-month basis at a cost of $3,450 per month.



Note 6 - Payroll Taxes Payable
                                                     November 30,
                                                2000             1999
                                                ----             ----

Federal payroll taxes payable-prior year      $139,283         $368,893
State payroll taxes payable-prior year          89,722           90,721
Federal payroll taxes payable-current year     173,179           59,091
State payroll taxes payable-current year        40,838           29,105
Federal payroll taxes payable-
   former subsidiary                            40,000             -
                                                -------         -------
                                               483,022          547,810
Current year payments made                      79,000             -
                                                -------         -------
                                              $404,022         $547,810

The Corporation is significantly in the arrears in making Federal and state payroll tax payments.











                  ASTHMA DISEASE MANAGEMENT, INC.

          NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

                        NOVEMBER 30, 2000


Note 7 - Accrued Contractual Settlements
                                               November 30,
                                           2000             1999
                                           ----             ----

Termination of employment contracts      $150,000     $       -
Medicaid overpayments due to
   New Jersey DMAHS                        26,509             -
Legal costs incurred with Medicaid suit     4,000             -
                                           ------          --------
                                         $180,509     $       -
                                         ========        =========


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



Note 8 - Convertible Notes Payable
                                                 November 30,
                                            2000             1999
                                            ----             ----
One-year, 15%, convertible notes issued
     August 1998 through November 2000    $292,398         $202,494
                                          ========         ========

The Corporation issued new notes of $261,682 during the six month period ended November 30, 2000. Interest cost on these notes for the six month period was $5,716.

The Corporation redeemed one note of $2,000 with an interest cost of $525 during the same period.










                  ASTHMA DISEASE MANAGEMENT, INC.

         NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

                        NOVEMBER 30, 2000

Note 9 - Shares Outstanding

Article IV of the Corporation's 1985 Certificate of Incorporation provides that the Corporation has the authority to issue 50,000,000 shares, consisting of up to 40,000,000 shares of common stock and 10,000,000 shares of Class A common stock. Common Stock shares have a par value of one mill ($0.001) and Class A common stock has no par value.

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

The Company is attempting to resolve its legal issues with defendants, John David, Lois Butler, Jane MacIntyre, and Lewis Perelmutter. The primary obstacle is the resolution of legal fees.

Counsel has informed management that the litigation against Messrs. Young and Manini will take approximately three years and cost in excess of $500,000. To reconcile the matter, management has conducted extensive and protracted discussions with Mr. George Young and Mr. Richard Manini regarding a possible settlement. To date, the Company has been unsuccessful in its attempts to reach a resolution and while the Company can make no assurances that the matter can be resolved, negotiations are continuing.


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


ANALYSIS OF FINANCIAL CONDITION

(Quarter ended November 30th.  In thousands except for per share data)

Operations Statement Data                    2000          1999
                                             ----          ----
Revenues                                   $  58          $  50
Net loss                                    (233)          (566)
Net loss per share of common stock         (.003)         (.007)
Cash dividend per share                        0             0

Balance Sheet Data
Total assets                                $  87          $ 147
Current liabilities                         1,089            681
Long term debt                                 0             0
Stockholders' equity (deficit)            $(1,003)         $(534)


RESULTS OF OPERATIONS

Revenues and Expenses

Revenue for the quarter ended November 30, 2000 was $57,586, an increase of $7,160 (or 14%) over revenue of $50,426 for the quarter ended November 30, 1999. Revenues in each quarter consist of funds generated from laboratory testing and immunotherapy support services for physicians and are net of contractual allowances.

Cost of revenues for the quarter ended November 30, 2000 was $74,836, an increase of $9247 (or 14%) over the comparable figure of $65,589 for the fiscal quarter ended November 30, 1999. Costs of revenues include materials, salariesand other conversion costs. The increase in cost of revenues is due to a modest rise in sales combined with a change in laboratory testing equip-ment and reagents. After months of comparative studies the Company decided to opt for a slightly more costly test in exchange for greater reliability and accuracy.

Selling, general and administrative expenses for the quarter ended
November 30, 2000 were $209,814 an increase of $39,034 (or 23%) over expenses of $170,780 for the year ended November 30, 1999. The increase in expenses reflects the legal fees in pursuit of litigation described in footnote #9 of the financial statements. The legal fees for the quarter ended November 30, 2000 were $41,788.







Liquidity and Capital Resources

At November 30, 2000, the Company had cash of $1692. To fund working capital deficits, the Company in previous periods had issued stock and convertible notes. For the year ended May 31, 2000, the Company raised cash of $1,395,295 from the questionable issue of 22,868,794 shares of stock. See "Legal Proceedings."


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

The Company is a defendant in two employment contract suits pending in the Superior Court of New Jersey, Camden County. The plaintiffs are claiming damages of approximately $291,000. Those amounts do not include stock issued to plaintiffs that was cancelled. The case was originally scheduled for trial on September 19, 2000, but was postponed. A new court date has been set for March, 2001.


Item 6 Exhibits and Reports on Form 8K

A.  Exhibits: none

B.  Reports on Form 8K

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

On January 15, 2001, the Company filed a Current Report on Form 8-K announcing the resignation of Dr. Richard Anderson as Chairman of the Board.



Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 18, 2000               ASTHMA DISEASE MANAGEMENT, INC.




                                   By:    /s/ A. J. Henley
                                   -------------------------------
                                         A. J. Henley, President