Form 10QSB
period 2001-02-28
ASTHMA DISEASE MANAGEMENT INC
filed 2001-07-09
CIK 774746

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the Quarter ending February 28, 2001

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from - to - . ___

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X] NO [ ]

On February 28, 2001, the Registrant had outstanding 93,503,508 shares of its common stock and 10,000,000 shares of Class A common stock.

Part I  Financial Information

                        ASTHMA DISEASE MANAGEMENT, INC.
                           UNAUDITED BALANCE SHEETS

                            2/28/2001 AND 2/29/2000


ASSETS                                      Feb 28, 2001     February 29, 2000
CURRENT ASSETS

     Cash                                    $  (25,058)           $    86,954
     Accounts receivable, net                    59,653                142,931
     Inventory                                    2,500                 15,000
                                                -------             ----------
           TOTAL CURRENT ASSETS                  37,095                247,094

DEFERRED INCOME TAXES                              -                       -
PROPERTY AND EQUIPMENT, net                     251,183                236,175
Office Equipment                                123,076                119,232
Furniture & Fixtures                             27,362                 27,362
                                                 ------             ----------
                                             $  401,621           $    382,769
Less Accumulated Depreciation                   382,769                371,949
                                                -------             ----------
Total Property & Equipment                       18,852                 10,820

Other Assets
Receivable from Litigation                                             500,000
Other Assets                                       -0-                  23,354
                                               --------              ---------
Total Other Assets                                 -0-            $    523,354
Total ASSETS                                   $ 55,947               $781,268
                                              ---------              ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES

     Accounts payable                        $  212,352           $    244,865
     Payroll taxes payable                      444,733                579,554
     Accrued contractual settlements            180,509
     Notes Payable                              329,181                197,150
                                               ---------             ---------
          TOTAL CURRENT LIABILITIES           1,166,775              1,021,569

COMMITMENTS and CONTINGENCIES
STOCKHOLDER'S EQUITY
   Common Stock - Class A, par value $0.001;
   10,000,000 shares authorized, issued          10,000                   -
   and outstanding at February 28, 2001

   Common Stock, $0.001 par value;
   140,000,000 shares authorized,
   93,503,508 shares issued and
   outstanding at February 28, 2001
   and 93,503,508 at May 31, 2000.               93,504                 22,590

   Additional paid-in capital                 9,066,398              7,796,262

   Accumulated deficit                      (10,270,730)            (8,048,147)
                                            ------------           ------------
                                             (1,110,828)              (229,285)

   Less Treasury Stock, at cost                                        (10,000)
   Less subscription receivable                  -0-                    (1,006)
                                            ------------           ------------
                                            $    -0-                  (240,301)
                                            ------------           ------------

               TOTAL LIABILITIES AND
               STOCKHOLDER'S EQUITY         $    55,947            $   781,268
                                            ===========            ===========



   The accompanying notes are an integral part of these unaudited financial statements.

                 ASTHMA DISEASE MANAGEMENT, INC.
                 UNAUDITED STATEMENTS OF OPERATIONS

                YEAR ENDED 2/28/2001 and 2/29/2000


                                                2001               2000
                                                ----               ----
Total Revenue                              $   176,859         $   192,518

Operating Expense

Cost of Sales                                  152,466             201,559
Selling and Promotional Expense                141,517             210,442
General and Administrative                     459,598             385,761
                                             -----------         -----------
                                            $  753,581             797,762
Operating Loss                              $ (577,147)           (605,244)
                                             ===========         ===========
Other Income                                       425               5,375
                                             -----------         -----------
Net Income (loss)                             (576,722)           (599,869)
Net Income (Loss) Per Share                   (0.001)             (0.001)
                                             ===========         ============

Weighted average common
   shares outstanding                        93,503,508           91,550,397
                                             ==========          ============


   The accompanying notes are an integral part of these unaudited financial statements.


Income taxes                                  -                  -
                                          ---------           ---------
          NET INCOME                 $    (576,722)       $   (599,869)
                                      ==============        ============

NET INCOME PER SHARE -
   Basic and Diluted                 $       (.001)       $     (.001)
                                      ==============        ============


     The accompanying notes are an integral part of these unaudited financial statements.

                  ASTHMA DISEASE MANAGEMENT, INC.
                UNAUDITED STATEMENTS OF CASH FLOWS

               YEAR ENDED 2/28/2001 and 2/29/2000


                                              2001                    2000
                                              ----                    ----

Cash flows from operating activities:

Net income                               $  (576,722)            $  (599,869)

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Depreciation                                -                       -

    Decrease (Increase) in
     accounts receivable, net                 17,423                 (59,648)

    Decrease (Increase) in inventory             -                       -

    (Decrease) Increase in accounts
     payable                                  72,248                 121,957

    (Decrease) Increase in payroll
     taxes payable                           101,193                 119,940

    Notes Payable-Current                                             (8,043)
                                              ------                  ------
NET CASH PROVIDED BY OPERATIONS             (385,852)               (425,663)

NET CASH PROVIDED BY INVESTING ACTIVITIES
      Purchase of property and equipment          -                   (3,800)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of convertible notes payable     275,398                   -

    Issuance of Class A common stock             -                      -
    Issuance of common stock                     -                   668,474
                                              -------                -------
NET CASH PROVIDED BY FINANCING ACTIVITIES     312,182                477,207
                                              =======                =======

NET INCREASE (DECREASE) IN CASH               (73,676)               239,011

                                               ------               --------
CASH AT END OF PERIOD                        $(25,057)             $  86,954
Adjusted Cash Bal. at the Beginning of         48,619               (152,057)
  Period                                     ========              ==========
Net Cash Increase/Decrease                   $(73,676)              $239,011
                                             ========              ==========


     The accompanying notes are an integral part of these unaudited financial statements.

                       ASTHMA DISEASE MANAGEMENT, INC.
                  UNAUDITED STATEMENTS OF STOCKHOLDER'S EQUITY
                     YEAR ENDED 2/28/2001 and 2/29/2000


               Common                  Additional
               Stock        Common      Paid-In       Accumulated
               Class A      Stock       Capital        Deficit       Total
               -------     ------     ----------      -----------    -----

BALANCE at
May 31, 1999   $ none     $22,590     $7,116,782      $(7,330,044)  $(190,672)

Comprehensive
   Loss          none         -              -           (566,595)   (566,595)

Issuance of
   common stock   -           -           479,906                     479,906
               -------     -------     ----------     ------------   ---------
BALANCE at
Feb 28, 2000   $ none      $22,590     $7,596,688     $(7,896,639)  $(277,361)
               =======     =======     ==========     ============  ==========
BALANCE at
May 31, 2000   $   -       $93,504     $9,066,398     $(9,694,008)  $(534,106)

Comprehensive
   Loss            -           -             -           (576,722)   (576,722)

Issuance of
   Class A
   common stock 10,000                                                     -0-

Issuance of
   common stock    -           -             -               -            -
                -------     -------     ----------     ------------     ------

BALANCE at
2/28/2001       $10,000    $93,504     $9,066,398    $(10,270,730) (1,110,828)
                =======    =======     ==========    =============  ===========


     The accompanying notes are an integral part of these unaudited financial statements.

                  ASTHMA DISEASE MANAGEMENT, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                         February 28, 2001

Note 1 - Basis of Presentation

The accompanying financial statements of the Corporation are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results of a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Corporation's annual report. Therefore the interim statements should be read in conjunction with the financial statements and notes thereto contained in the Corporation's annual report or 10K.

Note 2 - Summary of Significant Accounting Policies

The Corporation, Asthma Disease Management, Inc., (ADMI), is a corporation formed under the laws of the State of Delaware with its office and clinical laboratory in Berlin, New Jersey. ADMI offers a broad range of testing services used by Primary Care Physicians in the diagnosis, monitoring and treatment of asthma and allergy diseases throughout the United States.

Prior to December 3, 1998, the Corporation conducted its business under the names of IRT Holding Corporation, IRT Laboratory, Inc. and IRT Diagnostic,Inc.

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

Property and Equipment: Property and equipment are carried at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Betterment's and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expended as incurred.

Revenue Recognition: Revenues are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in revenues net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2001 and 2000, approximately 10% of the Corporation's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

Income Taxes: Income taxes are accounted for utilizing the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates and regulations. Future tax benefits, such as net operating loss carry forward, are recognized to the extent that realization of such benefits are more likely than not.

Concentration of Credit Risk: Substantially all of the Corporation's accounts receivable are with companies and physicians in the health care industry and with individuals for whom tests were performed. However, concentrations of credit risk are limited due to the number of the Corporation's clients as well as their dispersion across many different geographical regions.

Net Income Per Share: Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if the Corporation's outstanding stock option was exercised. However, the effect of the exercise of the Corporation's stock option was not included in the computation of diluted net income/loss per share as it would have been anti-dilutive for all periods presented.

Comprehensive Income. Comprehensive income consists only of net income and is presented in the statements of stockholder's equity.

Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

Note 3 - Accounts Receivable, Net


                                               February 28
                                          2001              2000
                                          ----              ----
Gross accounts receivable              $ 77,240          $144,346

Less: Allowance for doubtful accounts   (17,587)          (34,000)
                                       --------          --------
                                       $ 59,653          $110,346


Bad debt expense was $15,572 and $0 in 2001 and 2000 respectively.

Note 4 - Property and Equipment


                                               February 28
                                            2001            2000
                                            ----            ----
Laboratory equipment                   $ 236,175        $ 236,175
Office equipment                         123,076          119,232
Furniture and fixtures                    27,362           27,362
Vehicles                                  15,008             -
                                         --------         -------
                                         401,621          382,769
Accumulated depreciation                (382,769)        (371,949)
                                        ---------        ---------

Property and equipment, net            $  18,852        $  10,820


The Corporation rents its office and clinical laboratory in Berlin, New Jersey, on a month-to-month basis at a cost of $3,450 per month.

Note 5 - A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The netting of deferred assets and liabilities reflects management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

The Corporation has net operating losses carry forward of $10,230,730 for Federal and state tax purposes that begin to expire in 2003.

Payroll Taxes Payable


                                                     February 28
                                                2001             2000
                                                ----             ----
Federal payroll taxes payable-prior year      $185,807         $368,893
State payroll taxes payable-prior year         117,735           90,721
Federal payroll taxes payable-current year     123,582           59,091
State payroll taxes payable-current year        18,147           29,105
Federal payroll taxes payable former subsidiary 40,000             -

                                                -------         -------
                                               485,321          547,810
Current year payments made                      40,587             -
                                                -------         -------
                                              $444,734         $547,810


The Corporation is significantly in the arrears in making Federal and state payroll tax payments.

Note 6 - Accrued Contractual Settlements


                                               February 28,
                                           2001             2000
                                           ----             ----

Termination of employment contracts      $ 150,000        $   -
Medicaid overpayments due to
   New Jersey DMAHS  Per note               26,509            -
Legal costs incurred with Medicaid suit      4,000            -
                                           ------          --------
                                         $ 180,509         $  -


The Corporation has entered into a Stipulation of Dismissal with the New Jersey Division of Medical Assistance and Health Services (Medicaid) to repay $26,509 in alleged over billing of laboratory tests in 1995. The legal costs incurred in defense of these allegations were $4,000.

Note 7 - Convertible Notes Payable


                                              February 28,
                                            2001             2000
                                            ----             ----
One-year,15%,convertible notes issued
     May 2000 through February 2001       $312,182         $202,494
                                          ========         ========


The Corporation issued new notes of $261,682 during the six month period ended February 28, 2001. Interest cost on these notes for the six month period was $5,716.

Note 8 - Shares Outstanding

Article IV of the Corporation's 1985 Certificate of Incorporation provides that the Corporation has the authority to issue 50,000,000 shares, consisting of up to 40,000,000 shares of common stock and 10,000,000 shares of Class A common stock. Common Stock shares have a par value of one mill ($0.001) and Class A common stock has par value of one mill ($0.001).

On February 5, 1999, an amendment to the Corporation's Certificate of Incorporation was filed with the State of Delaware, following the increase of the common stock, from 40,000,000 shares to 100,000,000; then on February 7, 2000, an amendment was filed with the State of Delaware, increasing the common stock from 100,000,000 to 150,000,000 shares.

Note 9 - Related Party Transaction

On June 15, 1999, the Corporation granted a stock option to a member of the Board of Directors to purchase ten million shares of common stock at a price of $0.001 per share. This option can be exercised at any time and expires on June 15, 2009.

Note 10 - Commitments and Contingencies

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

                    End of Financial Statements

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, Asthma Disease Management, Inc. (the "Company") Financial Statements and Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

ANALYSIS OF FINANCIAL CONDITION

Quarter ended February 28. In thousands (except for per share data)


Operations Statement Data                    2001          2000
                                             ----          ----

Revenues                                   $ 177          $  50
Net loss                                    (577)          (566)
Net loss per share of common stock         (.001)         (.007)
Cash dividend per share                        0             0

Balance Sheet Data

Total assets                                $  56          $ 147
Current liabilities                         1,166            681
Long term debt                                 0             0
Stockholders' equity (deficit)            $(1,111)         $(534)


RESULTS OF OPERATIONS

Revenues and Expenses

Revenue for the quarter ended February 28, 2001 was $176,859, a decrease of $15,659(or 8%) over revenue of $192,518 for the quarter ended February 29, 2000. Revenues in each quarter consist of funds generated from laboratory testing and immunotherapy support services for physicians and are net of contractual allowances.

Cost of revenues for the quarter ended February 28, 2001 was, $152,466 a decrease of $49,093 (or 24%) over the comparable figure of $201,559 for the fiscal quarter ended February 29, 2000. Costs of revenues include materials, salaries and other conversion costs. The increase in cost of revenues is due to a change in laboratory testing equipment and reagents. After months of comparative studies the Company decided to opt for a slightly more costly test in exchange for greater reliability and accuracy.

Selling, general and administrative expenses for the quarter ended February 28, 2001 were $601,115 an increase of $4,912(or 1%) over expenses of $596,203 for the year ended February 29, 2000. The increase in expenses reflects the legal fees in pursuit of litigation described in footnote #9 of the financial statements.

Liquidity and Capital Resources;

At February 28, 2001, the Company had cash of $(25,058). To fund working capital deficits, the Company in previous periods had issued stock and convertible notes. For the year ended May 31, 2000, the Company raised cash of $1,395,295 from the issuance of 22,868,794 shares of stock. See "Legal Proceedings."

Item 2. Quantitative and Qualitative Disclosures About Market Risk

None.

Part II. Other Information

Item 1., Part II. Legal Proceedings

On May 5, 2000, the Securities and Exchange Commission commenced a formal investigation into the activities of the Company, certain former officers and directors of the Company, and others, concerning, among other things, possible unlawful issuance's of the Company's common stock. Thereafter, the SEC temporarily suspended the over-the-counter trading of the common stock of the Company. The temporary suspension was effective on May 8, 2000 and terminated on May 19, 2000. The suspension occurred according to the SEC, because questions were raised about the accuracy and adequacy of the publicly disseminated information concerning, among other things, the status and extent of the Company's business operations. The temporary suspension ended on May 19, 2000, but the SEC is continuing its investigation of certain of its former officers and directors and others.

On August 29, 2000, the Company filed a complaint in the Delaware Chancery Court against certain former officers, directors and employees, alleging, among other things, that such former officers, directors of the Company and employees engaged in unlawful issuance's of stock and other breaches of fiduciary duties. The action alleges, among other things, that the defendants caused the Company to unlawfully issue up to 53 million unauthorized shares of common stock.

The action seeks declaratory relief, injunctive relief and damages. The defendants in such action have filed answers to the complaint. The Company believes that a settlement of all the issues in the complaint might be reached with the defendants named in the complaint.

The Company is a defendant in two employment contract suits pending in the Superior Court of New Jersey, Camden County. The plaintiffs are claiming damages of approximately $291,000. The case has been postponed and no new trial date has been set. The Company believes that a settlement of all the issues in the suits might be reached with the plaintiffs.

Item 2, Part II. Exhibits and Reports on Form 8K

A. Exhibits: none.
B. Reports on Form 8K.

On January 15, 2001, the Company filed a Current Report on Form 8-K announcing the resignation of Dr. Richard Anderson as Chairman of the Board.

C. Other business.

On April 30, 2001, the Board of Directors elected, as Chairman of the Board, Secretary/Treasurer of the Company, James O'Connor. Mr. O'Connor replaces Scott Foster as Secretary/Treasurer.

The Company has engaged, StockTrans, as its transfer agent.

Signatures:

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May ____, 2001       ASTHMA DISEASE MANAGEMENT, INC.

                           By:    /s/ James O'Connor
                                  -------------------------------
                           James O'Connor, Chairman of the Board of Directors,
                                           and Secretary/Treasurer.