Form 10QSB/A
period 2001-02-28
ASTHMA DISEASE MANAGEMENT INC
filed 2001-09-07
CIK 774746

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the Quarter ending February 28, 2001

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from - to - . ___

                   Commission File No. 33-1534-D

                      ASTHMA DISEASE MANAGEMENT, INC.
                      (Name of Small Business Issuer)
        DELAWARE                                      22-3253496
(State or other jurisdiction of                     (IRS Employer
Incorporation or Organization)                    Identification No.)

    1223 Berks Street, Suite 201,
           Philadelphia, PA                            19125
(Address of principal executive offices)             (Zip Code)

                              (215) 634-4101
             (Issuer's Telephone Number, including Area Code)

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

Part I  Financial Information

This Form 10-QSB/A is being filed because the following unaudited financial statements were not reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X and Item 310(b) of Regulation S-B. This Form 10-QSB/A will be amended after the following unaudited financial statements have been reviewed by an independent public accountant as required.


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

Date: September __, 2001       ASTHMA DISEASE MANAGEMENT, INC.

                           By:    /s/ James O'Connor
                                  -------------------------------
                           James O'Connor, Chairman of the Board of Directors,
                                           and Secretary/Treasurer.