Form 10KSB
period 2001-05-31
ASTHMA DISEASE MANAGEMENT INC
filed 2001-09-24
CIK 774746

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal Year ended May 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                          Commission File No. 33-1534-D
                          -----------------------------

                         ASTHMA DISEASE MANAGEMENT INC.
                         ------------------------------
                         (Name of Small Business Issuer)

                 DELAWARE                                       22-3253496
------------------------------------------------     ---------------------------------
(State or other jurisdiction of incorporation or     (IRS Employer Identification No.)
               organization)

1223 Berks Street, Suite 201, Philadelphia, PA                     19125
------------------------------------------------      ---------------------------------
    (Address of principal executive offices)                      (Zip Code)

                                 (215) 634-4101
                                 --------------
                (Issuer's Telephone Number, including Area Code)

           Section registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
     Title of Each Class                                on Which Registered
-------------------------------                    -----------------------------
            None                                                None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part IV of this form 10-KSB or any amendment to this form 10-KSB. [_] The Registrant's revenues for the fiscal year ended May 31, 2001 were $176,859.

The Registrant's common stock is traded over-the-counter and is quoted in the National Quotation Bureau "pink sheets". As of May 31, 2001, there was no significant market for the trading of the Registrant's common stock.

On September 14, 2001, the Registrant had outstanding 93,503,508 shares of its common stock. (See "Legal Proceedings").

Documents incorporated by reference. None.

                         ASTHMA DISEASE MANAGEMENT, INC.
                          Annual Report on Form 10-KSB

                                TABLE OF CONTENTS

PART I.........................................................................
     ITEM 1 - DESCRIPTION OF BUSINESS.........................................1
     ITEM 2 - DESCRIPTION OF PROPERTY.........................................2
     ITEM 3 - LEGAL PROCEEDINGS...............................................2
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............3

PART II
     ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........3
     ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......4
     ITEM 7 - FINANCIAL STATEMENTS............................................9
     ITEM 8 - CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE.................................................9

PART III
     ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.......................10
     ITEM 10 - EXECUTIVE COMPENSATION........................................11
     ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT..............................................................11
     ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................12
     ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K........................12
     FINANCIAL STATEMENTS...................................................F-1

                                     PART I.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ASTHMA DISEASE MANAGEMENT, INC. HAS BASED THESE FORWARD-LOOKING STATEMENTS ON ITS CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND ASSUMPTIONS ABOUT ASTHMA DISEASE MANAGEMENT, INC., THAT MAY CAUSE ITS ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "COULD," "WOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "CONTINUE," OR THE NEGATIVE OF SUCH TERMS OR OTHER SIMILAR EXPRESSIONS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING THE SECTIONS ENTITLED "DESCRIPTION OF THE BUSINESS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND THE RISKS DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

ITEM 1.  Description of the Business.
-------  ---------------------------

GENERAL
-------

Asthma Disease Management, Inc. ("ADMI") has developed and is marketing an asthma disease management program. From May 3, 1985 until February 28, 2001, ADMI operated a clinical testing laboratory. On February 28, 2001, ADMI suspended the operation of its on-site clinical laboratory. ADMI's services are principally designed to support primary care physicians who provide care within either a health maintenance organization or fee-for-service setting.

ADMI markets its services to health maintenance organizations who contract with state governments to provide health coverage to Medicaid patients. Management believes ADMI's services will improve the delivery and reduce the cost of medical care for asthma and other allergic diseases. ADMI believes it has developed a unique approach for the delivery of medical services by combining the training of primary care physicians and staff, critiquing their diagnostic and treatment protocols and utilizing more effective, less costly technology.

ADMI was incorporated in Delaware on May 3, 1985 and is a successor by-merger to L'Autrec, Inc.

COMPETITION
-----------

ADMI's primary competition consists of laboratory testing services arising primarily from allergist and commercial clinical laboratories. Clinical laboratories using computer diagnostics in their recommendations of appropriate patient treatments comprise the largest segment of ADMI's competition. As opposed to computer diagnostics which many clinical laboratories use, ADMI uses qualified physician diagnosis to recommend appropriate patient treatments. This allows ADMI to be more cost effective than many clinical laboratories.

GOVERNMENT REGULATION
---------------------

ADMI's business is subject to a variety of governmental regulations at the federal, state and local levels.

On February 28, 2001, ADMI suspended the operation of its on-site clinical laboratory. Prior to that time, ADMI's clinical laboratory operations were not regulated by the Food and Drug Administration ("FDA"). ADMI may re-initiate its on-site clinical laboratory in the future. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require ADMI to meet certain FDA requirements. The FDA currently regulates some of the components, tests and systems purchased by ADMI from third parties and used in ADMI's testing. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. Failure to comply could result in FDA enforcement action and disruption of the availability of these products. While no assurances may be given, ADMI believes that it could adjust to any reasonable changes in applicable FDA requirements without significant disruption or financial impact. In the event that any such changes are more extensive than anticipated, these changes would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on ADMI's financial condition and results of operations.

Promotional claims for ADMI's services are regulated by the Federal Trade Commission and by the states. Failure to comply with applicable requirements could result in enforcement actions, including the imposition of civil money penalties.

The Medicare and Medicaid Anti-Fraud and Abuse Amendments to the federal Social Security Act (the "Federal Anti-Kickback Law") proscribe the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for
(i) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a "federal health care program" (defined generally as "any plan or program that provides health benefits, whether directly, through insurance, or otherwise, which is funded directly, in whole or in part, by the United States Government" other than the Federal Employees Health Benefits Program, and certain state health care programs), or (ii) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state health care program. The Federal Anti-Kickback Law contains both criminal and civil sanctions that are enforced by the Office of Inspector General of the Department of Health and Human Services and the United States Department of Justice. Civil sanctions may include, among others, exclusion from participation in the Medicare and state health care programs and civil money penalties.

Pursuant to the federal Occupational Safety and Health Act, laboratories have a general duty to provide a work place for their employees that is safe from hazard. The United States Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in laboratories. In addition, OSHA issued a standard in 1992 applicable to protection of workers from blood-borne pathogens. Failure to comply with this standard relating to blood-borne pathogens, other applicable OSHA rules or with the general duty to provide a safe work place could subject ADMI to substantial fines and penalties.

ENVIRONMENTAL MATTERS
---------------------

ADMI is subject to federal, state and local laws, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although ADMI believes that it has complied in all material respects with these laws, regulations and policies and has not been required to take any action to correct any noncompliance, there can be no assurance that ADMI will not be required to incur significant costs to comply with environmental and health and safety regulations in the future.

EMPLOYEES
---------

Since April 30, 2001, due to the reduced level of ADMI's operations and its efforts to preserve its working capital, ADMI has not had any employees. Certain members of ADMI's Board of Directors are currently performing the general administrative functions of ADMI without compensation.

ITEM 2.  Description of Property
-------  -----------------------

ADMI's administrative office is located at 1223 Berks Street, Suite 201, Philadelphia, PA. ADMI's administrative office is leased on a month-to-month basis for a nominal amount.

ITEM 3.  Legal Proceedings
-------  -----------------

On May 5, 2000, the Securities and Exchange Commission (the "SEC") commenced a formal investigation looking into activities of ADMI, certain former officers and directors of ADMI, and others, concerning, among other things, possible unlawful issuances of ADMI's common stock. Thereafter, the SEC temporarily suspended the over-the-counter trading of the common stock of ADMI. The temporary suspension was effective on May 8, 2000 and terminated on May 19, 2000. The suspension occurred, according to the SEC, because questions were raised about the accuracy and adequacy of the publicly disseminated information concerning, among other things, the status and extent of ADMI's business operations. The temporary suspension ended on May 19, 2000, but the SEC is continuing its investigation of ADMI, certain of its former officers and directors and others.

On August 29, 2000, ADMI filed a complaint in the Delaware Chancery Court against certain former officers, directors and employees of ADMI. The court action is captioned Asthma Disease Management, Inc., Richard Anderson, A. J.
                    --------------------------------------------------------
Henley, Paul A. Dandridge, James O'Connor, Raymond H. Miley, III, Plaintiffs v.
-------------------------------------------------------------------------------
George Young, Richard A. Manini, John C. David, Lois M. Butler, Jane B.
-----------------------------------------------------------------------
MacIntyre and Lewis L. Perelmutter, Defendants, Civil Action No. 18267-NC. The
----------------------------------------------
complaint alleges among other things, that former officers, directors and employees of ADMI engaged in unlawful issuances of stock and other breaches of fiduciary duties. The complaint alleges that the defendants caused ADMI to unlawfully issue up to 53 million unauthorized shares of common stock. The complaint seeks declaratory relief, injunctive relief and damages. On July 27, 2001, ADMI filed a current report on Form 8-K announcing the settlement of the Delaware Chancery Court litigation with respect to George H. Young, Richard A. Manini and Lewis L. Perelmutter. The litigation is still pending with respect to the other defendants.

ADMI is a defendant in an employment contract lawsuit pending in the Superior Court of New Jersey, Camden County. The court action is captioned Scholfield &
                                                                  ------------
Lefebvre v. IRT Holdings, et al., Docket No. CAM-L-3557-98. The plaintiffs are
-------------------------------
claiming damages of approximately $291,000. This amount does not include stock issued to the plaintiffs that was cancelled. The case was originally scheduled for trial on September 19, 2000, but was postponed. The case has not gone to trial and is still pending.

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

None.

PART II.

ITEM 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

ADMI's common stock is not listed on any exchange, nor is it quoted on the National Association of Securities Dealers, Inc. Automated Quotation System. There is no established trading market for the common stock. The common stock is traded in the over-the-counter market under the symbol "ADMI" on the "pink sheets" issued by the National Quotation Bureau, Inc.

The following table sets forth, for the periods indicated, the high and low bid prices per share of common stock as reflected on the pink sheets.

          Fiscal Year Ended May 31, 2000                       Low          High
          ------------------------------                       ---          ----
          June 1, 1999 through August 31, 1999                 .10           .49

          September 1, 1999 through November 30, 1999          .09           .24

          December 1, 1999 through February 29, 2000           .09         1.3125

          March 1, 2000 through May 31, 2000                   .05         1.3125

          Fiscal Year Ended May 31, 2001
          ------------------------------

          June 1, 2000 through August 31, 2000                 .05          .375

          September 1, 2000 through November 30, 2000          .02           .25

          December 1, 2000 through February 28, 2001           .01           .10

          March 1, 2001 through May 31, 2001                   .01           .11

          Fiscal Year Ended May 31, 2002
          ------------------------------

          June 1, 2000 through August 31, 2001                 .01           .05

          September 1, 2001 through September 17, 2001         .01           .01

The above quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

As of September 14, 2001, ADMI had outstanding 93,503,508 shares of common stock, issued to approximately 750 holders of record. ADMI believes that approximately 53 million shares of common stock were issued above its authorized limit. See "Legal Proceedings." Also see "Risk Factors."
       ---                      --------

ADMI has not paid any dividends on its common stock during the last three fiscal years and does not intend to do so in the foreseeable future.

The current members of the Board of Directors of ADMI do not believe that any unregistered securities of ADMI were sold between May 31, 1998 and May 31, 1999 or between May 31, 1999 and May 31, 2000. However, the current Board of Directors of ADMI maintains that ADMI's corporate books and records relating to offers and sales of its common stock and beneficial ownership of its common stock, which were the responsibility of former management, are either grossly inaccurate or non-existent. Prior to May 19, 2000, the date on which the current Board of Directors assumed control of ADMI, practically no corporate formalities had been followed with respect to, among other things, meetings of board of directors, meetings of stockholders, activities that required formal board approval, activities that required formal stockholder approval, documentation of dividends, issuances of shares of common stock, or stock options. See "Legal
                                                                  ---
Proceedings." Also see "Risk Factors."
              --------

Between May 31, 2000 and May 31, 2001, ADMI raised $365,682 through the issuance of convertible notes to meet some of its liquidity requirements.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

FORWARD-LOOKING INFORMATION
---------------------------

Except for historical information contained herein, the matters discussed in this ITEM 6 and elsewhere in this Annual Report on Form 10-KSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties noted below that could cause ADMI's actual results to differ materially from those set forth in such forward-looking statements. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as "anticipated", "believed", "expected to", or "intended".

RESULTS OF OPERATIONS
---------------------

GENERAL
-------

During 2001 and 2000, ADMI experienced significant losses and negative cash flows from operations as a result of its undercapitalization. ADMI closed its clinical laboratory and dismissed its employees on February 28, 2001 to slow operating losses and ease negative cash flow requirements.

Management's plans for the fiscal 2002 are to raise new capital to fund start up operations and recapitalize ADMI. Management intends to seek new contracts in order to provide ADMI expanded opportunities to increase business in key markets.

Management intends to implement a new strategic plan emphasizing customer satisfaction and seeks to offer expanded laboratory services which provide benefits to patients and clinicians. ADMI intends to hire a new lab director to assist management in implementing its strategic plan.

In addition to attempting to secure the new contracts and relationships discussed above, ADMI believes future performance will be positively affected by the following factors:

      . Asthma and allergy diseases are beginning to be recognized as a major health problem. These diseases affect a significant portion of the United States population. With new emphasis on these diseases, ADMI anticipates increased demand for testing in these areas, and management believes ADMI will be well positioned to benefit from this increased demand.
      . The aging of persons in the United States and the increase in life expectancy is expected to lead to more testing.
      . Over the past year and a half, managed-care providers have been shifting their approach to delivering health care by more frequently using diagnostic testing to improve outcomes and achieve greater economic benefit. A significant portion of ADMI's revenues are derived from managed care. As a result, the recognition of the predictive value of early diagnostic testing should positively impact ADMI's testing volume.

During 2001, ADMI raised $365,682 through the issuance of convertible notes to meet some of its liquidity requirements. In 2002, ADMI plans to raise additional capital to meet working capital demands and provide greater financial flexibility as growth opportunities are identified.

SEASONALITY
-----------

Testing volume generally declines during the summer months, year-end holiday periods and other major holidays, resulting in net revenues and cash flows in the first and third fiscal quarters below the annual average. In addition, volume declines due to inclement weather may also reduce net revenues and cash flows. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

YEAR ENDED MAY 31, 2001 COMPARED TO YEAR ENDED MAY 31, 2000
-----------------------------------------------------------

Net Revenues. Net revenues decreased 37%, from $279,754 in fiscal 2000 to $176,859 in fiscal 2001. The decrease in net revenues resulted primarily from ADMI's suspension of its clinical laboratory operation in February, 2001. Management plans to raise new working capital and operate a new clinical laboratory facility. ADMI intends to seek new business and believes it can successfully retain and increase business from existing customers. Revenues are expected to increase with the resumption of ADMI's clinical laboratory operations.

Cost of Revenues. The cost of revenues, which consists principally of laboratory supplies and wages, decreased 22%, from $294,835 in fiscal 2000 to $229,633 in fiscal 2001. The decrease was primarily the result of the suspension of ADMI's clinical laboratory operations as described above and the dismissal of laboratory employees.

Gross Profit. ADMI's gross profit decreased 250% from $(15,081) in fiscal 2000 to $(52,074) in fiscal 2001. Cost of revenues as a percentage of net revenue also decreased from 105% in fiscal 2000 to 130% in fiscal 2001. This decrease in gross profit is directly related to the changes effecting the cost of revenues.

Selling, General and Administrative Expenses. ADMI's selling, general and administrative expenses decreased 14%, from $1,173,442 in fiscal 2000 to $1,011,486 in fiscal 2001. This decrease was primarily the result of management's cost containment policies.

Depreciation and Amortization. Depreciation and amortization increased $8,032 primarily as a result of the closing of ADMI's clinical laboratory. Management fully depreciated all assets at the time it ceased operations of ADMI's clinical laboratory.

Special Charges.  ADMI did not incur any special charges in fiscal 2001.

Income from Operations. ADMI's loss from operations decreased 54% from fiscal 2001 to fiscal 2000 primarily due to ADMI suspending operation of its clinical laboratory and dismissing its employees in February, 2001. The net operating loss for fiscal 2001 was $(1,083,112) compared to $(2,363,964) in fiscal 2000. ADMI plans to raise capital, open up a new clinical laboratory and implement a new strategic plan to return ADMI to positive income from operations.

Interest Expense. ADMI accrued interest expense of $27,070 in fiscal 2001 on the convertible notes it issued to raise capital. ADMI incurred a debt conversion expense of $385,627 in fiscal 2000 upon the conversion of notes payable to common stock. Debt conversion cost in fiscal 2000 was presented as a component of special charges.

Net Income. ADMI's loss from operations decreased 53% from fiscal 2001 to fiscal 2000 primarily as the result of ADMI incurring special charges of $1,164,621 in 2000. No such charges were incurred in fiscal 2001. The net loss for fiscal 2001 was $(1,110,182) compared to $(2,363,964) in fiscal 2000.

YEAR ENDED MAY 31, 2000 COMPARED TO YEAR ENDED MAY 31, 1999
-----------------------------------------------------------

Net Revenues. Net revenues increased 36% from $206,320 in fiscal 1999 to $279,754 in fiscal 2000. The increase in net revenues resulted primarily from funds generated from laboratory testing and immunotherapy support services for physicians and are net of contractual agreements.

Cost of Revenues. The cost of net revenues increased 19% from $247,303 in fiscal 1999 to $294,835 in fiscal 2000. Cost of revenues includes materials, salaries, and other conversion costs. The increase in cost of revenues is primarily the result of increased sales.

Gross Profit. ADMI's gross profit increased 63%, from ($40,983) in fiscal 1999 to ($15,081) in fiscal 2000. This increase in gross profit is primarily related to the increase of sales relative to the cost of revenues.

Selling, General, and Administrative Expenses. ADMI's selling, general, and administrative expenses increased 79%, from $656,813 in fiscal 1999 to $1,173,442 in fiscal 2000. The increase in selling, general and administrative expenses was primarily related to the increase in ADMI's net revenue, and the development of ADMI's services, laboratory equipment, operational expense, and marketing and promotional expense.

Depreciation and Amortization. Depreciation and amortization increased $5,570, from $5,250 in fiscal 1999 to $10,820 in fiscal 2000. This increase in depreciation and amortization expense was primarily related to the depreciation of office equipment and a vehicle acquired for stock.

Special Charges. ADMI had special charges of $1,164,621 in fiscal 2000. ADMI did not incur special charges in fiscal 1999. After review by the management team put in place on May 19, 2000, ADMI incurred special charges resulting primarily from $385,627 in debt conversion expense, $180,509 in accrued contractual settlements, a $500,000 write off of a receivable from litigation not filed by ADMI or its attorney, a $75,131 write off of aged accounts receivable and a $23,354 write off of unidentifiable assets.

Income from Operations. ADMI's loss from operations increased 236%, from $(2,363,964) in 2000 to $(703,046) in 1999, primarily due to Special Charges incurred of $1,164,621 as noted above.

Interest Expense. ADMI incurred debt conversion costs of $385,627, similar to interest expense on the conversion of notes to common stock during 2000. ADMI did not incur any interest expense in 1999.

Net Income. ADMI's loss from operations increased 236% from $(2,363,964) in 2000 to $(703,046) in 1999 principally due to the factors stated above. The net loss for 2000 was $(2,363,964) compared to $(702,076) in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

ADMI has experienced significant negative cash flows from operations of $(411,754) in fiscal 2001 and $(1,312,609) in fiscal 2000. ADMI cannot continue to sustain negative cash flow from operations. ADMI suspended the operation of its on-site clinical laboratory and dismissed its employees on February 28, 2001 to slow operating losses and ease negative cash flow requirements.

Management's plans for the fiscal 2002 are to raise new capital to fund start-up operations and recapitalize ADMI. Management intends to seek new contracts in order to provide ADMI with opportunities to increase business in key markets.

ADMI will need to raise additional capital to fund its business. In the event ADMI is unable to raise such capital, either through the issuance of equity or debt, or if ADMI is unable to receive favorable pricing for such capital, ADMI's financial position could be adversely effected. Without additional capital, ADMI may not be able to continue as a going concern.

ADMI is significantly in arrears in making federal and state payroll tax payments. As of May 31, 2001 and 2000, ADMI owed $630,203 and $343,540, respectively, in payroll taxes. If ADMI is unable to pay its federal and state payroll taxes, the Internal Revenue Service and state taxing authorities might place liens on ADMI's assets.

On May 18, 2000 the majority of the former Board of Directors of ADMI resigned and the sole remaining director elected the current directors as the new Board of ADMI. ADMI and its Board of Directors are in the process of developing a strategic plan for ADMI to maximize shareholder value, though no assurances can be given as to the ultimate implementation and success of such plan. ADMI is developing strategies to leverage off certain core competencies developed in the immunotherapy support services arena and to establish strategic alliances in this area. There can be no assurance that ADMI will be successful in developing strategic relationships for its programs.

In the immediate future, ADMI intends to:

      .     Develop its laboratory testing business through targeted marketing initiatives in several already identified areas in which the reimbursement is not only very favorable to ADMI, but also to the physicians managing the allergic and asthmatic patients through immunotherapy.
      .     Immediately develop shared risk arrangements between clinics and
            HMOs. By aligning incentives, this strategic initiative will provide increased revenues for the clinics, savings for the HMO through increasingly effective asthma case management and additional revenues for ADMI which will supply the expertise, diagnosis, monitoring and treatment of asthma and allergy diseases to the clinics and HMOs.
      .     Implement a multifaceted, flexible asthma program for employers, unions and their dependents to reduce lost work days which are very costly to employees and the employers.
      .     Develop a strategic partnership with a major pharmaceutical company.
            Some of ADMI's programs provide it with the ability to influence physician-prescribing patterns and make ADMI an attractive alliance partner.
      .     Develop physician groups that provide services to large numbers of asthmatic patients. Negotiate contracts with managed care companies to lower their cost of serving these members.
      .     Pursue the development of asthma programs for industry. Significant absenteeism occurs in most industries because of illness by employees or by their children because of asthma.
      .     Raise additional capital.

RISK FACTORS
------------

Risks Related to ADMI's Business
--------------------------------

ADMI's corporate books and records are either grossly inaccurate or non-existent.

ADMI's corporate books and records relating to offers and sales of its common stock and beneficial ownership of its common stock, which were the responsibility of former management, are either grossly inaccurate or non-existent. Prior to May 19, 2000, the date on which the current Board of Directors assumed control of ADMI, practically no corporate formalities had been followed with respect to, among other things, meetings of the Board of Directors, meetings of stockholders, activities that required formal board approval, activities that required formal stockholder approval, documentation of dividends, issuances of shares of common stock or stock options.

ADMI has significant net losses.

ADMI reported net losses of $1,110,182, $2,363,964 and $702,076 for the years ended May 31, 2001, 2000 and 1999, respectively. If ADMI is unable to operate its business profitably, it might not be able to continue as a going concern.

ADMI's core business has not been profitable.

To date, ADMI's core business has not been profitable. ADMI has had negative gross profit margins of $52,774, $15,081 and $40,993 for the years ended May 31, 2001, 2000 and 1999, respectively. At May 31, 2001, stockholders equity was ($1,634,288) and included an accumulated deficit of ($10,804,190). At May 31, 2001 and May 31, 2000, there were working capital deficits of ($1,634,288) and ($552,958), respectively. If ADMI is unable to operate its business profitably, it might not be able to continue as a going concern.

ADMI owes the Internal Revenue Service and others for payroll taxes.

ADMI is significantly in arrears in making federal and state payroll tax payments. As of May 31, 2001 and 2000, ADMI owed $630,203 and $343,540, respectively, in payroll taxes. If ADMI is unable to pay its federal and state payroll taxes, the Internal Revenue Service and state tax authorities might place liens on ADMI's assets.

Public trading of shares of ADMI's common stock is conducted in the over-the-counter market and former management caused ADMI to inappropriately act as its own transfer agent.

Public trading of ADMI's common stock is conducted in the over-the-counter market on the "pink sheets." It may be difficult to dispose of, or even obtain quotations as to the price of ADMI's common stock, and the price, if any, may be di minimus. Former management caused ADMI to act as its own transfer agent, which masked many of the problems associated with the issuances of ADMI common stock. ADMI has retained an independent professional stock transfer agent to handle matters associated with the issuances of its common stock.

Failure to comply with government regulations could have an adverse affect on ADMI operations.

On May 5, 2000, the SEC commenced a formal investigation looking into certain of ADMI's activities, certain of its former officers and directors, and others, concerning, among other things, possible unlawful issuances of its common stock. Thereafter, the SEC temporarily suspended the over-the-counter trading of ADMI's common stock. The temporary suspension was effective on May 8, 2000 and terminated on May 19, 2000. The suspension occurred, according to the SEC, because questions were raised about the accuracy and adequacy of the publicly disseminated information concerning, among other things, the status and extent of ADMI's business operations. The SEC is continuing its investigation of ADMI, certain of its former officers and directors and others. If the SEC initiates a formal administrative or civil proceeding against ADMI, its business, financial condition and results of operations could be adversely affected.

Legal Proceedings could have an adverse affect on ADMI operations.

On August 29, 2000, ADMI filed a complaint in the Delaware Chancery Court against certain former officers, directors and employees of ADMI. The court action is captioned Asthma Disease Management, Inc., Richard Anderson, A. J.
                    --------------------------------------------------------
Henley, Paul A. Dandridge, James O'Connor, Raymond H. Miley, III, Plaintiffs v.
-------------------------------------------------------------------------------
George Young, Richard A. Manini, John C. David, Lois M. Butler, Jane B.
-----------------------------------------------------------------------
MacIntyre and Lewis L. Perelmutter, Defendants, Civil Action No. 18267-NC. The
----------------------------------------------
complaint alleges among other things, that former officers, directors and employees engaged in unlawful issuances of stock and other breaches of fiduciary duties. The complaint alleges that the defendants caused ADMI to unlawfully issue up to 53 million unauthorized shares of common stock. The complaint seeks declaratory relief, injunctive relief and damages. On July 27, 2001, ADMI filed a current report on Form 8-K announcing the settlement of the Delaware Chancery Court litigation with respect to George H. Young, Richard A. Manini and Lewis L. Perelmutter. The litigation is still pending with respect to the other defendants.

ADMI is a defendant in an employment contract lawsuit pending in the Superior Court of New Jersey, Camden County. The court action is captioned Scholfield &
                                                                  ------------
LeFebvre v. IRT Holdings, et al., Docket No. CAM-L-3557-98. The plaintiffs are
-------------------------------
claiming damages of approximately $291,000. Those amounts do not include stock issued to the plaintiffs that was cancelled. The case was originally scheduled for trial on September 19, 2000, but was postponed. The case has not gone to trial and is still pending.

There is no assurance that we will be successful in developing strategic relationships for ADMI programs.

On May 18, 2000, the majority of ADMI's former Board of Directors resigned and the sole remaining director elected the current members of the Board of Directors. ADMI is in the process of developing a strategic plan to maximize shareholder value, though no assurances can be given as to the ultimate implementation and success of such plan. ADMI is developing strategies to leverage off certain core competencies developed in the immunotherapy support services arena and to establish strategic alliances. There can be no assurance that ADMI will be successful in developing strategic relationships for its programs. If ADMI is unable to develop strategic relationships for its programs, its financial results will be adversely affected.



Risks Related to ADMI's Industry

ADMI faces general risks related to doing business that are beyond its control.

ADMI's success will depend in part on certain factors that are beyond its control and that cannot clearly be predicted at this time. These factors include general economic conditions, changes in Medicaid reimbursement, fluctuating operating expenses, changes in governmental regulations, break-throughs in health care treatment and changes in regulations pertaining to health maintenance organizations. If any one or more of these factors occurs, ADMI's business, financial condition and results of operations will be adversely affected.

There can be no assurance that applicable statutes and regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect ADMI.

Management believes that ADMI is currently in compliance in all material respects with all statutes, regulations and other requirements applicable to ADMI's clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance therefore that applicable statutes and regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect ADMI. Potential sanctions for violations of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations.

Certain conditions indicate that ADMI may be unable to continue as a going concern.

ADMI's financial statements have been prepared on the basis that ADMI will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that ADMI may be unable to continue as a going concern:

      .     ADMI reported net losses of $1,110,182, $2,363,964 and $702,076 for the years ended May 31, 2001, 2000 and 1999, respectively.
      . Net cash used in ADMI's operating activities was $411,754, $1,312,609 and $590,952 for the years ended May 31, 2001, 2000 and
            1999, respectively.
      . At May 31, 2001 stockholder's equity was ($1,634,288) and included an accumulated deficit of $10,804,190.

      . At May 31, 2001 and 2000 there were working capital deficits of $1,634,288 and $552,958, respectively.
      . ADMI had negative gross profits margins of $52,744 and $15,081 for the years ended May 31, 2001 and 2000, respectively.
      . If ADMI is unable to obtain adequate financing it may be required to seek protection under the United States Bankruptcy Code in order to continue as a going concern.

ADMI's ability to continue as a going concern is dependent upon increasing its revenues and gross profit margins to cover cost of revenues and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning to profitable operations. Any one of these factors could affect ADMI's business, financial condition and results of operations, and ADMI might not be able to continue as a going concern.

ADMI may experience negative cash flow from operations in fiscal 2002 and may require additional funding to cover any such negative cash flows.

ADMI may experience negative cash flow from operations in fiscal 2002. If ADMI has negative cash flow from operations, it will need additional funding to cover such negative cash flows. If ADMI does not receive such funding, it may have to seek protection under the United States Bankruptcy Code in order to continue as a going concern.

ITEM 7.  Financial Statements.
-------  ---------------------

The audited consolidated financial statements of ADMI for the fiscal years ended May 31, 2001 and May 31, 2000 are located beginning on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.  Changes in and Discussions with Accountants on Accounting and
-------  -------------------------------------------------------------
         Financial Disclosure.
         --------------------

ADMI previously reported on Form 8-K which was filed with the SEC on September 6, 2001, that on August 27, 2001, Ciro E. Adams, CPA ("Adams") resigned as the independent auditor of ADMI. Adams was engaged as independent auditor for ADMI in July 2000. No report provided by Adams during his engagement by ADMI contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, other than Adam's audit report dated August 21, 2000, of the balance sheet dated May 31, 2000, and the related statements of operations, cash flows and changes in stockholders' equity, which was modified as to the uncertainty of ADMI to continue as a going concern.

         During the term of Adams' engagement by ADMI, there were no disagreements with Adams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Adams would have caused Adams to make reference to the subject matter of the disagreement in connection with Adams' report other than the following:

         1. The failure of ADMI to disclose the suspension of the operation of its on-site clinical laboratory;

         2.  Restrictions regarding the scope of the audit; and

         3. The failure of ADMI to have its Form 10-QSB for the quarter ended February 28, 2001 reviewed by an independent auditor, and its failure to disclose such failure.

On August 30, 2001, the Board of Directors of ADMI and Adams discussed and resolved their disagreements and Adams was re-engaged as ADMI's independent auditor to audit ADMI's financial statements as of and for the year ended May 31, 2001.

The re-engagement of Adams was approved by the Board of Directors of ADMI. The independent auditor's report prepared by Adams in connection with the audit of ADMI's financial statements for the year ended May 31, 2001 expresses doubt about ADMI's ability to continue as a going concern.

                                    PART III.

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  --------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

The following table sets forth as of May 31, 2001 certain information regarding directors and executive officers of ADMI:

           Name                            Age      Title
           ----                            ---      -----

           A.J. Henley                      65      President,  Chief  Executive  Officer  and
                                                    Director

           James F. O'Connor                45      Chairman   of  the  Board  of   Directors,
                                                    Secretary and Treasurer

           Dr. Richard Anderson             69      Director

           Paul A. Dandridge                73      Director

           Raymond H. Miley, III            58      Director, Assistant Secretary

A.J. Henley has been the President, Chief Executive Officer and a director of ADMI since May 2000. Prior to that time, Mr. Henley was President and Chief Executive Officer of Americhoice, a Medical HMO.

James F. O'Connor has been a director of ADMI since May 2000. Since April 30, 2001, Mr. O'Connor has been Chairman of the Board of Directors, Secretary and Treasurer of ADMI. Mr. O'Connor has been the president of Commonwealth Health Associates, a healthcare consulting company, since 1995.

Dr. Richard Anderson has been a director of ADMI since 1999. Dr. Anderson has been active in corporate affairs for ADMI since 1996, working in the area of corporate finance. Dr. Anderson was the Chairman of the Board of Directors of ADMI from May 19, 2000 until March 2001.

Paul A. Dandridge has been a director of ADMI since May 2000. Mr. Dandridge is a retired Judge of the Court of Common Pleas in the City of Philadelphia. Mr. Dandridge has been the Chairman of the Board of Directors of Philadelphia Health Management Corporation for over 15 years. For the past year, Mr. Dandridge has been on the Board of Directors of First Chesapeake Financial Corporation.

Raymond H. Miley, III has been a director of ADMI since May 2000. Mr. Miley has been co-owner and president of David/Randall Associates, Inc., a building and roofing contracting company since 1990. Since 1989, Mr. Miley has also been a co-owner of Lakeside Care, Inc., an assisted living facility.

There are no family relationships among any of ADMI's directors or executive officers. Executive officers are elected annually at the meeting of the Board of Directors and serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires ADMI's directors, certain of its officers and persons who own more than ten percent of ADMI's Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish ADMI with copies of these reports. Based solely on a review of ADMI's records, ADMI believes that no officer, director or 10% owner has ever filed a Section 16 report with the SEC. See "Risk Factors". Also see "Legal Proceedings."
                     ---                 --------

ITEM 10. Executive Compensation
-------- ----------------------

The following table sets forth the aggregate executive compensation paid or accrued by ADMI for the fiscal year ended May 31, 2001.

------------------------------------------------------------------------------------------------------------------------------------
                                               Annual Compensation                          Long Term Compensation
                                         ------------------------------------------------------------------------------------------
                                                                                    Awards                     Payouts
                                                                            --------------------------------------------------------
                                                                  Other
                                                                  Annual                   Securities
    Name and Principal                    Salary      Bonus       Compen-    Restricted    Underlying
         Position                Year      ($)         ($)        sation       Stock        Options/        LTIP       All other
                                                                   ($)        Award(s         SARs         Payouts    compensation
            (a)                   (b)      (c)         (d)          (e)          ($)            (#)           ($)          ($)
                                                                                (f)            (g)           (h)          (i)
------------------------------------------------------------------------------------------------------------------------------------
A.J. Henley, President and      2001    $73,846        0            0            0              0             0            0
  Chief Executive Officer
                              ------------------------------------------------------------------------------------------------------
                                2000       *           *            *            *              *             *            *
                              ------------------------------------------------------------------------------------------------------
                                1999       *           *            *            *              *             *            *
                              ------------------------------------------------------------------------------------------------------


*A.J. Henley has been the President and Chief Executive Officer of ADMI since May, 2000. Mr. Henley did not receive compensation from ADMI for the fiscal years ended May 31, 2000 or May 31, 1999.

For the fiscal year ended May 31, 2001, no executive officer of ADMI received in excess of $100,000.

Dr. Richard Anderson, the former Chairman of the Board of Directors of ADMI, received $35,000 cash compensation as of the fiscal year ended May 31, 2001. Lewis L. Perelmutter, Ph.D., a former officer and director of ADMI, received $43,269 cash compensation as of the fiscal year ended May 31, 2001. See "Legal
                                                                    ---
Proceedings." Scott Foster, a former officer of ADMI, received $36,736 cash compensation as of the fiscal year ended May 31, 2001. There are no compensation agreements, employment contracts or change of control arrangements between ADMI and any current executive officer or director. See "Legal Proceedings".
                                                  ---
Also see "Risk Factors".
---- ---

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of ADMI's securities by (i) each person known to ADMI to own beneficially more than five percent of ADMI's voting securities (ii) each director of ADMI, (iii) certain executive officers and (iv) all executive officers and directors of ADMI as a group, as of September 14, 2001. The information presented is based upon information furnished to ADMI by such beneficial owners.

                                               Amount and Notice of Shares of
                                                 Common Stock Beneficially      Percentage of
                 Name                                     Owned (1)                 Class
                 ----                                     ---------                 -----

       George H. Young (2)                                 20,505,866               21.9%
       (Former officer and director)

       Richard Manini (3)                                  8,912,184                9.53%
       (Former director)

       Lewis L. Perelmutter, Ph.D. (4)                     4,920,002                5.26%
       (Former officer and director)

       Raymond H. Miley, III (5)(6)                        1,832,473                1.95%

       Dr. Richard Anderson (5)(6)                         1,475,000                1.57%

       James F. O'Connor (5)(6)                            1,375,000                1.47%

                                               Amount and Notice of Shares of
                                                 Common Stock Beneficially      Percentage of
                 Name                                     Owned (1)                 Class
                 ----                                     ---------                 -----


       Scott Foster (7)                                     898,882                   *
       (former officer)

       A.J. Henley (5)(6)                                   250,000                   *

       Paul A. Dandridge (5)(6)                              50,000                   *

       Directors and Officers as a Group                   4,982,473                5.32%
       (5 individuals) (8)

       ----------------------------
       *Less than one percent (1%)

(1) As of September 14, 2001, ADMI had 93,503,508 shares of common stock issued and outstanding.
(2) The address of George H. Young is 519 New Brooklyn Road, Sicklerville, NJ 08081.
(3)  The address of Richard Manini is 582 Store Road, Harleysville, PA  19438.
(4) The address of Lewis L. Perelmutter, Ph.D. is 21 Europa Boulevard, Cherry Hill, NJ 08003.
(5) The address of Raymond H. Miley, III, Dr. Richard Anderson, James F. O'Connor, A.J. Henley and Paul A. Dandridge is c/o Asthma Disease Management, Inc., 1223 Berks Street, Suite 201, Philadelphia, PA 19125.
(6) ADMI's Certificate of Incorporation provides for the issuance of up to 10,000,000 shares of Class A common stock. The Class A common stock is non-equity but is entitled to four votes per share. On August 29, 2000, 2,000,000 shares of Class A common stock were issued to each current member of ADMI's Board of Directors.
(7)  The address of Scott Foster is 858 Stonehenge Road, Cherry Hill, NJ 08003.
(8)  Includes beneficial ownership of shares of common stock as follows: Raymond
     H. Miley, III - 1,832,473; Dr. Richard Anderson - 1,475,000; James F. O'Connor - 1,375,000; A. J. Henley - 250,000; and Paul Dandridge - 50,000.

ITEM 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

ADMI's current management is unable to determine the nature of the transactions between ADMI and its former management. See "Legal Proceedings". Also see
                                        ---                      ---- ---
"Risk Factors".

James F. O'Connor, Raymond H. Miley, III and Dr. Richard Anderson of the Board of Directors have contributed cash to ADMI and hold convertible notes from ADMI in the following principal amounts: $127,500, $31,500 and $10,000, respectively. Accrued interest on all notes held by these members of the Board of Directors totals $8,561.

On August 29, 2000, ADMI filed a complaint in the Delaware Chancery Court against certain former officers, directors and employees of ADMI. The court action is captioned Asthma Disease Management, Inc., Richard Anderson, A. J.
                    --------------------------------------------------------
Henley, Paul A. Dandridge, James O'Connor, Raymond H. Miley, III, Plaintiffs v.
-------------------------------------------------------------------------------
George Young, Richard A. Manini, John C. David, Lois M. Butler, Jane B.
-----------------------------------------------------------------------
MacIntyre and Lewis L. Perelmutter, Defendants, Civil Action No. 18267-NC. The
----------------------------------------------
complaint alleges among other things, that former officers, directors and employees engaged in unlawful issuances of stock and other breaches of fiduciary duties. The complaint alleges that the defendants caused ADMI to unlawfully issue up to 53 million unauthorized shares of common stock. The complaint seeks declaratory relief, injunctive relief and damages. On July 27, 2001, ADMI filed a current report on Form 8-K announcing the settlement of the Delaware Chancery Court litigation with respect to George H. Young, Richard A. Manini and Lewis L. Perelmutter. The litigation is still pending with respect to the other defendants.

ITEM 13. Exhibits, List and Reports on Form 8-K
-------- ---------------------------------------

         (b) Reports on Form 8-K. None.

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized, on September 20, 2001.

                                  ASTHMA DISEASE MANAGEMENT, INC.

                           BY:    /s/ A.J. Henley
                                  ----------------------------------------------
                                  A.J. Henley
                                  President, Chief Executive Officer, and
                                  Director

                           BY:    /s/ James F. O'Connor
                                  ----------------------------------------------
                                  James F. O'Connor
                                  Chairman of the Board of Directors, Secretary and Treasurer

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated:



September 20, 2001                /s/ Raymond H. Miley, III
                                  -----------------------------------
                                  Raymond H. Miley, III
                                  Director and Assistant Secretary



September 20, 2001                /s/ Dr. Richard Anderson
                                  -----------------------------------
                                  Dr. Richard Anderson
                                  Director



September 20, 2001                /s/ Paul A. Dandridge
                                  -----------------------------------
                                  Paul A. Dandridge
                                  Director

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

Independent Auditors' Report.......................................................  F-2

Consolidated Balance Sheets as of May 31, 2001 and 2000............................  F-3

Consolidated Statements of Operations for the years ended May 31, 2001 and 2000....  F-4

Consolidated Statements of Cash Flows for the years ended May 31, 2001 and 2000....  F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended
     May 31, 2001 and 2000.........................................................  F-7

Notes to Consolidated Financial Statements.........................................  F-8

                         ASTHMA DISEASE MANAGEMENT, INC.

                              FINANCIAL STATEMENTS

                        YEARS ENDED MAY 31, 2001 AND 2000






                          1223 BERKS STREET, SUITE 201
                             PHILADELPHIA, PA 19125
                                  215-634-4101

                          Independent Auditor's Report
                          ----------------------------

                                September 7, 2001



To the Shareholders and Board of Directors
Asthma Disease Management, Inc.
1223 Berks Street
Philadelphia, PA 19125


I have audited the accompanying balance sheets of Asthma Disease Management, Inc. as of May 31, 2001 and 2000, and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asthma Disease Management, Inc. as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Corporation will continue as a going concern. As discussed in "Notes to Financial Statements - Basis of Presentation and Management's Plans", the
Corporation: had substantial losses and negative cash flow from operations in 2001 and 2000, which significantly reduced stockholders' equity and resulted in substantial retained deficits and working capital deficits at May 31, 2001 and 2000; had negative gross profit margin from its laboratory services for the years ended May 31, 2001 and 2000; and will require additional funding to cover substantial expected negative cash flows in 2002. If the Corporation is unable to obtain adequate financing it may be required to seek protection under the United States Bankruptcy Code in order to continue operating. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in "Notes to Financial Statements - Basis of Presentation and Management's Plans." The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                  /s/ Ciro E. Adams
                                  Certified Public Accountant

                         ASTHMA DISEASE MANAGEMENT, INC.


                                 BALANCE SHEETS

                              MAY 31, 2001 and 2000






ASSETS                                                  2001             2000
                                                        ----             ----
CURRENT ASSETS

     Cash                                          $     10,547    $     48,619

     Accounts receivable, net                                 0          77,076

     Inventory                                            2,500           2,500
                                                   ------------    ------------

           TOTAL CURRENT ASSETS                          13,047         128,195

DEFERRED INCOME TAXES                                         -               -

PROPERTY AND EQUIPMENT, net                                   -          18,852
                                                   ------------    ------------

                TOTAL ASSETS                       $     13,047    $    147,047
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                              $    314,396    $    140,104

     Payroll taxes payable                              630,203         343,540

     Accrued contractual settlements                    295,509         180,509

     Convertible notes payable                          407,227          17,000
                                                   ------------    ------------

          TOTAL CURRENT LIABILITIES                   1,647,335         681,153

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY

     Common Stock - Class A, par value $0.001;
10,000,000 shares authorized, 10,000,000 shares
issued and outstanding at May 31, 2001 and 2000          10,000            --

     Common Stock, $0.001 par value; 40,000,000
shares authorized, 93,503,508 shares issued and
outstanding at May 31, 2001 and 2000                     93,504          93,504

     Additional paid-in capital                       9,066,398       9,066,398

     Accumulated deficit                            (10,804,190)     (9,694,008)
                                                   ------------    ------------

          TOTAL STOCKHOLDERS' EQUITY                 (1,634,288)       (534,106)
                                                   ------------    ------------

            TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $     13,047    $    147,047
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                         ASTHMA DISEASE MANAGEMENT, INC.

                            STATEMENTS OF OPERATIONS

                        YEARS ENDED MAY 31, 2001 and 2000

                                                        2001             2000
                                                        ----             ----
Net revenues                                       $    176,859    $    279,754

Cost of revenues                                        229,633         294,835
                                                   ------------    ------------

     GROSS PROFIT                                       (52,774)        (15,081)
Selling, general and administrative expenses          1,011,486       1,173,442

Depreciation and amortization                            18,852          10,820

Special charges                                               -       1,164,621
                                                   ------------    ------------

     INCOME FROM OPERATIONS                          (1,083,112)     (2,363,964)

Other income                                                  -               -

Interest expense                                         27,070               -
                                                   ------------    ------------

     INCOME BEFORE INCOME TAXES                      (1,110,182)     (2,363,964)

Income taxes                                                  -               -
                                                   ------------    ------------

          NET INCOME                               $ (1,110,182)   $ (2,363,964)
                                                   ============    ============

NET INCOME PER SHARE - Basic and Diluted           $       (.01)   $       (.03)
                                                   ============    ============

Weighted average common shares outstanding           93,503,508      82,785,327
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                         ASTHMA DISEASE MANAGEMENT, INC.

                            STATEMENTS OF CASH FLOWS

                        YEARS ENDED MAY 31, 2001 and 2000


                                                                   2001              2000
                                                                   ----              ----
Cash flows from operating activities:
Net income                                                    $(1,110,182)   $(2,363,964)

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                   18,852         10,820

    Provision for special charges                                       -      1,164,621

    Decrease (Increase) in accounts receivable, net                77,076        (39,917)

    Decrease (Increase) in advances to officer                          -          2,209

    Decrease (Increase) in inventory                                    -         12,500

    (Decrease) Increase in accounts payable                       174,292         17,196

    (Decrease) Increase in payroll taxes payable                  286,663       (116,074)

    (Decrease) Increase in contractual settlements                115,000              -

    (Decrease) Increase in accrued note interest                   26,545              -
                                                              -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        (411,754)    (1,312,609)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                 -         (3,844)
                                                              -----------    -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                               -         (3,844)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of convertible notes payable                         363,682              -

    Issuance of common stock                                            -      1,395,295

    Issuance of common stock - Cl. A                               10,000              -
                                                              -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         373,682      1,395,295
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   (38,072)        78,842

CASH AT BEGINNING OF YEAR                                          48,619        (30,223)
                                                              -----------    -----------

                       CASH AT END OF YEAR                    $    10,547    $    48,619
                                                              ===========    ===========

    The accompanying notes are an integral part of these financial statements

                         ASTHMA DISEASE MANAGEMENT, INC.

                        YEARS ENDED MAY 31, 2001 and 2000

                                                                  2001         2000
                                                                  ----         ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

     Cash paid during the year for interest expense                  -            -

     Cash paid during the year for income taxes                      -            -



DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:

    Common stock issued on conversion of notes payable               -     $610,227

    Common stock issued to acquire vehicle                           -     $ 15,008

    Com. Stk.-Cl. A issued to directors                       $ 10,000            -

   The accompanying notes are an integral part of these financial statements.

                        ASTHMA DISEASE MANAGEMENT, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       YEARS ENDED MAY 31, 2001 and 2000



                                            Additional                              Stock      Com.
                                  Common     Paid-In     Accumulated    Treasury   Subscrip    Stk -
                                  Stock      Capital       Deficit        Stock      Rec.      Cl. A       Total
                                  -----      -------       -------        -----      ----      -----       -----
BALANCE at June 1, 1999         $ 22,590   $7,127,788   $ (7,330,044)  $(10,000)   $(1,006)  $     -   $  (190,672)

Comprehensive loss                                        (2,363,964)                                   (2,363,964)

Reclassification of par
value of common stock             45,028      (45,028)                                                           -

Issuance of common stock          25,261    1,370,034                                                    1,395,295

Common stock issued on
conversion of notes
payable                              610      609,617                                                      610,227

Common stock issued to
acquire vehicle                       15       14,993                                                       15,008

Retirement of  treasury
stock                                         (10,000)                   10,000

Write off of stock
subscription receivable                        (1,006)                               1,006                       -
                                --------   ----------   ------------   --------    -------   -------   -----------

BALANCE at May 31, 2000           93,504    9,066,398     (9,694,008)         -          -         -      (534,106)

Comprehensive loss                                        (1,110,182)                                   (1,110,182)

Issuance of com. stk.-Cl. A                                                                   10,000        10,000
                                --------   ----------   ------------   --------    -------   -------   -----------

BALANCE at May 31, 2001         $ 93,504   $9,066,398   $(10,804,190)  $      -    $     -   $10,000   $(1,634,288)
                                ========   ==========   ============   ========    =======   =======   ===========

   The accompanying notes are an integral part of these financial statements.

Note 1 - Basis of Presentation and Management's Plans

Asthma Disease Management, Inc.'s (the "Corporation") financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. Certain conditions indicate that the Corporation may be unable to continue as a going concern:

     . The Corporation reported net losses of $1,110,182 and $2,363,964 for the years ended May 31, 2001 and 2000.

     . Net cash used by the Corporation's operating activities was $411,754 and $1,312,609 for the years ended May 31, 2001 and 2000.

     . At May 31, 2001 stockholder's equity was $(1,634,288) and included a accumulated deficit of $10,804,190.

     . At May 31, 2001 and 2000 there were working capital deficits of $1,634,288 and $552,958.

     . The Corporation had negative gross profits margins of $52,774 and $15,081 for the years ended May 31, 2001 and 2000..

     . The Corporation expects significant negative cash flow from operations in 2002 and will require additional funding to cover expected negative cash flows.

     . If the Corporation is unable to obtain adequate financing it may be required to seek protection under the United States Bankruptcy Code in order to continue as a going concern.

The Corporation's ability to continue as a going concern is dependent upon increasing its revenues and gross profit margins to cover cost of revenues and other operating expenses, generating positive cash flows from operations, obtaining debt or equity capital to fund expected negative operating cash flows and returning the Corporation to profitable operations. In this connection, the Corporation has adopted the following operating and management plans to:

     . Develop its laboratory testing business through targeted marketing initiatives in several already identified areas in which the reimbursement is not only very favorable to ADMI, but also to the physicians managing the allergic and asthmatic patients through immunotherapy.

     . Immediately develop shared risk arrangements between clinics and HMOs. By aligning incentives, this strategic initiative will provide increased revenues for the clinics, savings for the HMO through increasingly effective asthma case management and additional revenues for ADMI which will supply the expertise, diagnosis, monitoring and treatment of asthma and allergy diseases to the clinics and HMOs.

     . Implement a multifaceted, flexible asthma program for employers, unions and their dependents to reduce lost work days which are very costly, to employees and the employers.

     . Develop a strategic partnership with a major pharmaceutical company. Some of ADMI's programs offer it the ability to influence physician-prescribing patterns and make ADMI an attractive alliance partner.

     . Develop physician groups that provide services to large numbers of asthmatic patients. Negotiate contracts with managed care companies to lower their cost of serving these members.

     . Pursue the development of asthma programs for industry. Significant absenteeism occurs in most industries because of illness by employees or by their children because of asthma.

     .  Raise additional capital.

Although the results of these actions cannot be predicted with certainty, management believes that if the Corporation can continue to increase its revenues and gross profit margins, and can obtain additional debt or equity financing to fund the negative cash flow from operations in 2002, that the Corporation has the ability ultimately to return to profitability.

Note 2 - Summary of Significant Accounting Policies

The Corporation, is a corporation formed under the laws of the State of Delaware with its principal office in Philadelphia, PA.. On February 28, 2001, the Corporation closed its clinical laboratory in Berlin, New Jersey and dismissed all of its employees. ADMI intends to lease new laboratory space in New Jersey once working capital is raised. ADMI will continue to offer a broad range of testing services used by Primary Care Physicians in the diagnosis, monitoring and treatment of asthma and allergy diseases throughout the United States.

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

Note 3 - Accounts Receivable, Net

                                                                                     May 31,
                                                                              2001           2000
                                                                            --------        -------
                         Gross accounts receivable                          $ 25,000        $ 97,497
                         Less: Allowance for doubtful accounts               (25,000)        (20,421)

                                                                            $   --          $ 77,076
                                                                            ========        ========

          Bad debt expense was $64,097 and $75,131 in  2001 and 2000.


Note 4 - Income Taxes

                                                                                           May 31,
                         Income tax expense consists of the following:                   2001           2000
                                                                                      ---------       --------
                         [A
                         Currently payable:
                            Federal                                                 $        --    $         --
                            State                                                            --              --
                                                                                             --              --
                                                                                    ===========    ===========

                         Deferred:
                            Federal                                                 $        --    $        --
                            State                                                            --             --
                                                                                             --             --
                                                                                    ===========    ===========

                         Deferred tax assets and liabilities consists of the
                         following:
                            Net operating losses                                    $ 2,593,006    $ 2,326,562
                            Valuation allowance                                      (2,593,006)    (2,326,562)
                                                                                    $         0    $         0
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

The Corporation has net operating losses carryforward of $10,804,190 for Federal and state tax purposes that begin to expire in 2003.

Note 5 -  Property and Equipment

                                                             May 31,
                                                       2001           2000
                                                   --------        --------
                   Laboratory equipment            $236,175        $236,175
                   Office Equipment                 123,076         123,076
                   Furniture and fixtures            27,362          27,362
                   Vehicles                          15,008          15,008
                                                   --------        --------
                                                    401,621         401,621
                   Accumulated depreciation        (401,621)       (382,769)
                                                    -------         -------

                   Property and equipment, net     $      0        $ 18,852
                                                   ========        ========

The Corporation's lease of its office and clinical laboratory in Berlin, New Jersey was terminated. During years ended 2001 and 2000, the Corporation leased this space on a month-to-month basis at a cost of $3,450 per month.

Note 6 - Payroll Taxes Payable

                                                                                             May 31,
                                                                                      2001            2000
                                                                                    -------         -------
                         Federal payroll taxes payable - prior year                 $300,594        $368,893
                         State payroll taxes payable - prior year                    168,329          90,721
                         Federal payroll taxes payable - current year                101,000         127,583
                         State payroll taxes payable - current year                   24,280          26,873
                         Federal payroll taxes payable - former subsidiary            40,000          40,000
                                                                                    ----------      --------
                                                                                     634,203         654,070
                         Current year payments made                                   (4,000)       (310,530)
                                                                                    --------        --------

                                                                                    $630,203        $343,540
                                                                                    ========        ========

          The Corporation is significantly in the arrears in making Federal and state payroll tax payments.

Note 7 - Accrued Contractual Settlements

                                                                                             May 31,
                                                                                      2001            2000
                                                                                    --------        --------
                         Termination of employment contracts                        $150,000        $150,000
                         Medicaid overpayments due to New Jersey DMAHS                26,509          26,509
                         Legal costs incurred with Medicaid suit                       4,000           4,000
                         Contract settlements                                         75,000               -
                         Legal fees associated with contract settlements              40,000               -
                                                                                    --------        --------

                                                                                    $295,509        $180,509
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

The Corporation has settled certain contractual disputes. One such settlement requires the Corporation to pay $75,000 eighteen months after the settlement date. Other disputes were settled between the parties for no amounts due.

Note 8 - Convertible Notes Payable

                                                                                            May 31,
                                                                                     2001            2000
                                                                                   -------         -------
                         One-year, 15%, convertible notes issued August
                         through November 1998                                      $ 15,000        $ 17,000

                         Six-month, prime rate from 7.50% to 9.5%,
                         convertible notes issued during 2001 year                   365,682              --
                                                                                    --------
                         Accrued interest on notes                                    26,545              --
                                                                                    --------        --------

                                                                                    $407,227        $ 17,000
                                                                                    ========        ========

During 2001, the Corporation redeemed a $2,000 note for cash. No other notes were converted or redeemed.

During 2000, upon maturity of the notes, the Corporation issued stock with a fair market value of $610,227 to note holders in lieu of cash redemptions. Total debt converted to equity was $224,600 with a debt conversion cost of $385,627.

Three members of the Board of Directors have contributed cash and hold convertible notes payable to them in the following amounts: $127,500, $31,500 and $10,000 respectively. Accrued interest on all notes held by these Board members totals $8,561.

Note 9 - Shares Outstanding

On August 29, 2000, ADMI filed a complaint in the Delaware Chancery Court against certain former officers, directors and employees of ADMI. The court action is captioned Asthma Disease Management, Inc., Richard Anderson, A. J.
                    --------------------------------------------------------
Henley, Paul A. Dandridge, James O'Connor, Raymond H. Miley, III, Plaintiffs v.
-------------------------------------------------------------------------------
George Young, Richard A. Manini, John C. David, Lois M. Butler, Jane B.
-----------------------------------------------------------------------
MacIntyre and Lewis L. Perelmutter, Defendants, Civil Action No. 18267-NC. The
----------------------------------------------
complaint alleges among other things, that former officers, directors and employees engaged in unlawful issuances of stock and other breaches of fiduciary duties. The complaint alleges that the defendants caused ADMI to unlawfully issue up to 53 million unauthorized shares of common stock. The complaint seeks declaratory relief, injunctive relief and damages. On July 27, 2001, ADMI filed a current report on Form 8-K announcing the settlement of the Delaware Chancery Court litigation with respect to George H. Young, Richard A. Manini and Lewis L. Perelmutter. The litigation is still pending with respect to the other defendants.

ADMI's Certificate of Incorporation provides for the issuance of up to 10,000,000 shares of Class A common stock. The Class A common stock is non-equity but is entitled to four votes per share. On August 29, 2000, 2,000,000 shares of Class A common stock were issued to each current member of ADMI's Board of Directors.

Note 10 - Related Party Transaction

In August, 2001, the Board of Directors canceled the stock option granted to a Board member on June 15, 1999. The grant gave the Board member the option to purchase ten million shares of common stock at a price of $0.001 per share. No part of the stock option was ever exercised.

Note 11 - Special Charges - Year Ended May 31, 2000

         (1) During the second quarter ending November 30, 1999, the Corporation recognized special charges consisting of the following:

                Debt conversion expense                     $385,627

This expense was incurred to have note holders convert to common stock upon maturity of notes payable to note holders. (See Note 8)

         (2) At May 31, 2000, after review by the new management team put in place on May 19, 2000, the Corporation recognized special charges consisting of the following:

                Contractual settlements  (See Note 7)               180,509
                Write off of receivable from litigation             500,000
                Write off of aged accounts receivable                75,131
                Write off of unidentifiable assets                   23,354
                                                                 ----------
                                                                 $1,164,621
                                                                 ----------

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