Form 10QSB/A
period 2001-02-28
ASTHMA DISEASE MANAGEMENT INC
filed 2001-10-10
CIK 774746

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X] NO [ ]


On February 28, 2001, the Registrant had outstanding 93,503,508 shares of common stock and 10,000,000 shares of Class A common stock.

Part I  Financial Information



This Form 10-QSB/A is being filed to amend and restate Asthma Disease Management, Inc's. unaudited financial statements for the quarter and nine months ended February 28, 2001.

Item 1. Financial Statements


                        ASTHMA DISEASE MANAGEMENT, INC.
                      UNAUDITED CONDENSED BALANCE SHEETS

                                                                February 28,      May 31,
                                                                   2001           2000
                                                               -------------   ------------
ASSETS

CURRENT ASSETS

     Cash                                                      $       --      $     48,619

     Accounts receivable, net                                        59,653          77,076

     Inventory                                                        2,500           2,500
                                                               ------------    ------------

           TOTAL CURRENT ASSETS                                      62,153         128,195

DEFERRED INCOME TAXES                                                  --              --

PROPERTY AND EQUIPMENT, net                                          18,852          18,852
                                                               ------------    ------------

                TOTAL ASSETS                                   $     81,005    $    147,047
                                                               ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Bank overdraft                                            $      8,591    $       --

     Accounts payable                                               212,352         140,104

     Payroll taxes payable                                          601,149         343,540

     Accrued contractual settlements                                180,509         180,509

     Convertible notes payable                                      329,181          17,000
                                                               ------------    ------------

          TOTAL CURRENT LIABILITIES                               1,331,782         681,153

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY

     Common Stock - Class A, no par value; 10,000,000 shares
     authorized, 10,000,000 shares issued and outstanding at
     February 28, 2001 and May 31, 2000                              10,000            --

     Common Stock, $0.001 par value; 40,000,000 shares
     authorized, 93,503,508 shares issued and
     outstanding at February 28, 2001 and May 31, 2000               93,504          93,504

     Additional paid-in capital                                   9,066,398       9,066,398

     Accumulated deficit                                        (10,420,679)     (9,694,008)
                                                               ------------    ------------

          TOTAL STOCKHOLDERS' EQUITY                             (1,250,777)       (534,106)
                                                               ------------    ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     81,005    $    147,047
                                                               ============    ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                         ASTHMA DISEASE MANAGEMENT, INC.
                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED FEBRUARY 28, 2001 AND 2000


                                                       2001             2000
                                                  ------------       ------------
Net revenues                                      $     35,874       $     65,828

Cost of revenues                                        51,970             51,175
                                                  ------------       ------------

     GROSS PROFIT                                      (16,096)            14,653


Selling, general and administrative expenses           237,090            209,500

Depreciation and amortization                             --                 --

Special charges                                           --
                                                  ------------       ------------

     INCOME FROM OPERATIONS                           (253,186)          (194,847)

Other income                                              --                  200

Interest expense                                        (5,716)              --
                                                  ------------       ------------
     INCOME BEFORE INCOME TAXES                       (247,470)          (194,647)

Income taxes                                              --                 --
                                                  ------------       ------------
          NET INCOME                              $   (247,470)      $   (194,647)
                                                  ============       ============


NET INCOME PER SHARE - Basic and Diluted          $       --         $       --
                                                  ============       ============

Weighted average common shares outstanding          93,503,508         79,584,417
                                                  ============       ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                         ASTHMA DISEASE MANAGEMENT, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED FEBRUARY 28, 2001 AND 2000

                                                      2001               2000
                                                  ------------       ------------
Net revenues                                      $    176,859       $    192,518

Cost of revenues                                       214,522            201,559
                                                  ------------       ------------

     GROSS PROFIT                                      (37,663)            (9,041)


Selling, general and administrative expenses           688,483            596,203

Depreciation and amortization                             --                 --

Special charges                                           --              385,627
                                                  ------------       ------------

     INCOME FROM OPERATIONS                           (726,146)          (990,871)

Other income                                              --                5,375

Interest expense                                           525               --
                                                  ------------       ------------

     INCOME BEFORE INCOME TAXES                       (726,671)          (985,496)

Income taxes                                              --                 --
                                                  ------------       ------------

          NET INCOME                              $   (726,671)      $   (985,496)
                                                  ============       ============

NET INCOME PER SHARE - Basic and Diluted          $       (.01)      $       (.01)
                                                  ============       ============

Weighted average common shares outstanding          93,503,508         79,584,417
                                                  ============       ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                         ASTHMA DISEASE MANAGEMENT, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED FEBRUARY 28, 2001 AND 2000

                                                           2001             2000
                                                         ---------       ----------
Cash flows from operating activities:

Net income                                               $(247,470)      $(194,647)

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                              --              --

    Provision for special charges                             --           385,627

    Decrease (Increase) in accounts receivable, net          3,895         (29,585)

    Decrease (Increase) in advances to officer                --              --

    Decrease (Increase) in inventory                          --             4,000

    (Decrease) Increase in bank overdraft                    8,591            --

    (Decrease) Increase in accounts payable                   (618)        (83,276)

    (Decrease) Increase in payroll taxes payable           197,127          31,744

    (Decrease) Increase in contractual settlements            --              --

    (Decrease) Increase in accrued note interest               525            --
                                                         ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  (37,950)        113,863

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                       --            (3,800)
                                                         ---------       ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                     --            (3,800)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of convertible notes payable                   36,258          (5,344)

    Issuance of common stock                                  --           188,568

    Issuance of common stock - Cl. A                          --              --
                                                         ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   36,258         183,224
                                                         ---------       ---------

NET INCREASE (DECREASE) IN CASH                             (1,692)        293,287

CASH AT BEGINNING OF QUARTER                                 1,692        (206,333)
                                                         ---------       ---------

                       CASH AT END OF QUARTER            $    --         $  86,954
                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

     Cash paid during the year for interest expense           --              --

     Cash paid during the year for income taxes               --              --

DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:

    Common stock issued on conversion of notes payable        --              --

    Common stock issued to acquire vehicle                    --              --

    Com. Stk. - Cl. A issued to directors                     --              --


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                         ASTHMA DISEASE MANAGEMENT, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED FEBRUARY 28, 2001 AND 2000

                                                                 2001            2000
                                                              ---------       ----------
Cash flows from operating activities:

Net income                                                    $(726,671)      $(985,496)

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                   --              --

    Provision for special charges                                  --           385,627

    Decrease (Increase) in accounts receivable, net              17,423         (59,648)

    Decrease (Increase) in advances to officer                     --              --

    Decrease (Increase) in inventory                               --              --

    (Decrease) Increase in bank overdraft                         8,591            --

    (Decrease) Increase in accounts payable                      72,248         121,957

    (Decrease) Increase in payroll taxes payable                257,609         119,940

    (Decrease) Increase in contractual settlements                 --              --

    (Decrease) Increase in accrued note interest                    525
                                                              ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      (370,275)       (417,620)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                            --            (3,800)
                                                              ---------       ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                          --            (3,800)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of convertible notes payable                       311,656          (8,043)

    Issuance of common stock                                       --           668,474

    Issuance of common stock - Cl. A                             10,000            --
                                                              ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       321,656         660,431
                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH                                 (48,619)        239,011

CASH AT BEGINNING OF YEAR                                        48,619        (152,057)
                                                              ---------       ---------


                       CASH AT END OF QUARTER                 $    --         $  86,954
                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

     Cash paid during the year for interest expense               --               --

     Cash paid during the year for income taxes                   --               --


DISCLOSURE OF NON-CASH FINANCING AND INVESTING  ACTIVITIES:

    Common stock issued on conversion of notes payable            --          $610,227

    Common stock issued to acquire vehicle                        --          $ 15,008

    Com. Stk. - Cl. A issued to directors                     $ 10,000            --

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                  ASTHMA DISEASE MANAGEMENT, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                         February 28, 2001

Note 1 - Basis of Presentation


The accompanying financial statements of Asthma Disease Management, Inc. ("ADMI") are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results of a full year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in ADMI's annual report. Therefore the interim statements should be read in conjunction with the financial statements and notes thereto contained in ADMI's annual report.


Note 2 - Summary of Significant Accounting Policies


ADMI is a corporation formed under the laws of the State of Delaware with its principal office in Philadelphia, Pennsylvania. On February 28, 2001, ADMI suspended the operation of its on-site clinical laboratory in Berlin, New Jersey and dismissed all of its employees. Certain members of ADMI's Board of Directors are currently performing the general administrative functions of ADMI. ADMI intends to lease new laboratory space once working capital is raised. ADMI will offer a broad range of testing services used by Primary Care Physicians in the diagnosis, monitoring and treatment of asthma and allergy diseases throughout the United States.

Prior to December 3, 1998, ADMI conducted its business under the names of IRT Holding Corporation, IRT Laboratory, Inc. and IRT Diagnostic,Inc.


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


Revenue Recognition: Revenues are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in revenues net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2001 and 2000, approximately 10% of ADMI's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.


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


Concentration of Credit Risk: Substantially all of ADMI's accounts receivable are with companies and physicians in the health care industry and with individuals for whom tests were performed. However, concentrations of credit risk are limited due to the number of ADMI's clients as well as their dispersion across many different geographical regions.

Net Income Per Share: Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if ADMI's outstanding stock option was exercised. However, the effect of the exercise of ADMI's stock option was not included in the computation of diluted net income/loss per share as it would have been anti-dilutive for all periods presented.


Comprehensive Income. Comprehensive income consists only of net income and is presented in the statements of stockholder's equity.

Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

Note 3 - Accounts Receivable, Net



                                      February 28          May 31,
                                         2001               2000
                                         ----               ----
Gross accounts receivable              $ 77,240          $ 97,497

Less: Allowance for doubtful accounts   (17,587)          (20,421)
                                       --------          --------
                                       $ 59,653          $ 77,076


Bad debt expense was $15,572 and $0 in 2001 and 2000, respectively.

Note 4 - Income Taxes

Income tax expense consists of the following:

                                          Feb. 28,           May 31,
                                            2001              2000
                                         -----------       -----------
Currently payable:
  Federal                                $      --         $      --
  State                                         --                --
                                         -----------       -----------
                                                --                --
                                         -----------       -----------

Deferred:
  Federal                                       --                --
  State                                         --                --
                                         -----------       -----------
                                                --                --
                                         -----------       -----------
                                         $      --         $      --
                                         ===========       ===========

Deferred tax assets and liabilities consist of the following:


Net operating losses                       2,593,006         2,326,562
Valuation allowance                       (2,593,006)       (2,326,562)
                                         -----------       -----------
                                         $         0       $         0
                                         ===========       ===========


Note 5 - Property and Equipment


                                       February 28       May 31,
                                          2001            2000
                                          ----            ----
Laboratory equipment                   $ 236,175        $ 236,175
Office equipment                         123,076          123,076
Furniture and fixtures                    27,362           27,362
Vehicles                                  15,008           15,008
                                         -------          -------
                                         401,621          401,621
Accumulated depreciation                (382,769)        (382,769)
                                        --------         --------

Property and equipment, net            $  18,852        $  18,852
                                        ========         ========


ADMI's lease of its office and clinical laboratory in Berlin, New Jersey was terminated. During years ended 2001 and 2000, ADMI leased this space on a month-to-month basis at a cost of $3,450 per month.

Note 6 - Payroll Taxes Payable


                                             February 28        May 31,
                                                2001             2000
                                                ----             ----
Federal payroll taxes payable-prior year      $300,594         $368,893
State payroll taxes payable-prior year         168,329           90,721
Federal payroll taxes payable-current year      74,153          127,583
State payroll taxes payable-current year        22,073           26,873
Federal payroll taxes payable former subsidiary 40,000           40,000

                                              --------         --------
                                               605,149          654,070
Current year payments made                      (4,000)        (310,530)
                                              --------         --------
                                              $601,149         $343,540
                                              ========         ========

ADMI is significantly in the arrears in making Federal and state payroll tax payments.


Note 7 - Accrued Contractual Settlements


                                       February 28,        May 31,
                                           2001             2000
                                           ----             ----

Termination of employment contracts      $ 150,000        $ 150,000
Medicaid overpayments due to
   New Jersey DMAHS                         26,509           26,509
Legal costs incurred with Medicaid suit      4,000            4,000
                                         ---------        ---------
                                         $ 180,509        $ 180,509
                                         =========        =========

ADMI has entered into a Stipulation of Dismissal with the New Jersey Division of Medical Assistance and Health Services (Medicaid) to repay $26,509 in alleged over billing of laboratory tests in 1995. The legal costs incurred in defense of these allegations were $4,000.

ADMI is currently being sued in New Jersey Superior Court, Camden County for the termination of employment contracts of two former employees. ADMI's legal counsel has estimated ADMI's probable liability regarding these suits to be $150,000.


Note 8 - Convertible Notes Payable

                                                       February 28,   May 31,
                                                          2001         2000
                                                       -----------   --------
One-year, 15%, convertible notes issued
         August through November 1998                     15,000      $ 17,000

Six-month, prime rate from 7.50% to 9.5%,
         convertible notes issued during 2001 year       313,656          --

Accrued interest on notes                                    525          --
                                                        --------      --------
                                                        $329,181      $ 17,000
                                                        ========      ========

During 2001, ADMI redeemed a $2,000 note for cash. No other notes were converted or redeemed.

During 2000, upon maturity of the notes, ADMI issued stock with a fair market value of $610,227 to note holders in lieu of cash redemptions. Total debt converted to equity was $224,600 with a debt conversion cost of $385,627.

James F. O'Connor, Raymond H. Miley, III and Dr. Richard Anderson of the Board of Directors have contributed cash to ADMI and hold convertible notes from ADMI in the following principal amounts: $127,500, $31,500 and $10,000 respectively. Accrued interest on all notes held by these Board members totals $8,561.

Note 9 - Shares Outstanding

In August, 2000, ADMI issued all 10,000,000 shares of its Class A common stock to its Board of Directors. Each share of Class A common stock is entitled to four notes per share. 2,000,000 shares were issued to each of the five current members of the Board of Directors.

On August 29, 2000, ADMI filed a complaint in the Delaware Chancery Court against certain former officers, directors and employees of ADMI. The court action is captioned ASTHMA DISEASE MANAGEMENT, INC., RICHARD ANDERSON, A. J. HENLEY, PAUL A. DANDRIDGE, JAMES O'CONNOR, RAYMOND H. MILEY, III, PLAINTIFFS V. GEORGE YOUNG, RICHARD A. MANINI, JOHN C. DAVID, LOIS M. BUTLER, JANE B. MACINTYRE AND LEWIS L. PERELMUTTER, DEFENDANTS, Civil Action No. 18267-NC. The complaint alleges among other things, that former officers, directors and employees engaged in unlawful issuances of stock and other breaches of fiduciary duties. The complaint alleges that the defendants caused ADMI to unlawfully issue up to 53 million unauthorized shares of common stock. The complaint seeks declaratory relief, injunctive relief and damages. On July 27, 2001, ADMI filed a current report on Form 8-K announcing the settlement of the Delaware Chancery Court litigation with respect to George H. Young, Richard A. Manini and Lewis L. Perelmutter. The litigation is still pending with respect to the other defendants.


Note 10 - Related Party Transaction

In August, 2001, the Board of Directors canceled the stock option granted to a Board member on June 15, 1999. The grant gave the Board member the option to purchase ten million shares of common stock at a price of $0.001 per share. No part of the stock option was ever exercised.


Note 11 - Special Charges - Year Ended May 31, 2000

1. During the second quarter ending November 30, 1999, ADMI recognized special charges consisting of the following:

     Debt conversion expense                                 $385,627

     This expense was incurred to have note holders convert to common stock upon maturity of notes payable to note holders. (See Note 8)

2. At May 31, 2000, after review by the new management team put in place on May 19, 2000, ADMI recognized special charges consisting of the following:

     Contractual settlements (See Note 7)                  $  180,509
     Write off of receivable from litigation                  500,000
     Write off of aged accounts receivable                     75,131
     Write off of unidentifiable assets                        23,354
                                                           ----------
                                                           $1,164,621
                                                           ==========

     New management, with the advice of legal counsel, has assessed these disputes to be probable liabilities of ADMI and has recorded these estimates of liability on the books of ADMI.

     The receivable from litigation was determined by new management to be a remote possibility and thus should no longer be recognized as an asset of ADMI.

     The write off of receivables was after evaluation of the possibility of collection of old accounts by new management.

     The write off of unidentifiable assets was after an assessment of all assets by new management.


Note 12 - Commitments and Contingencies

ADMI believes that it is in compliance in all material respects with all statues, regulations and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statues and regulations have not been interpreted by the courts. There can be no assurance therefore that applicable statues and regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect ADMI. Potential sanctions for violations of these statues and regulations include significant fines and the loss of various licenses, certificates and authorizations.

                    End of Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this ITEM 2 and elsewhere in this Quarterly Report on Form 10-QSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause Asthma Disease Management Inc.'s (the "Company") actual results to differ materially from those set forth in such forward-looking statements. Should one or more risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore the interim statements should be read in conjunction with the financial statements and notes contained in the Company's annual report.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Financial Statements and Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.


ANALYSIS OF FINANCIAL CONDITION

Quarter ended February 28. In thousands (except for per share data)



Operations Statement Data                    2001          2000
                                             ----          ----

Revenues                                   $  36          $  66
Net loss                                    (247)          (195)
Net loss per share of common stock           (--)           (--)
Cash dividend per share                        0             0

Balance Sheet Data

Total assets                                $  81          $ 147
Current liabilities                         1,332            681
Long term debt                                 0             0
Stockholders' equity (deficit)            $(1,251)         $(534)


RESULTS OF OPERATIONS

Revenues and Expenses

Revenue for the quarter ended February 28, 2001 was $35,874, a decrease of $29,954 (or 46%) over revenue of $65,828 for the quarter ended February 29, 2000. Revenues in each quarter consist of funds generated from laboratory testing and immunotherapy support services for physicians and are net of contractual allowances.

Cost of revenues for the quarter ended February 28, 2001 was, $51,970 an increase of $795 or 2% over the comparable figure of $51,175 for the fiscal quarter ended February 29, 2000. Costs of revenues include materials, salaries and other conversion costs. The increase in cost of revenues is due to a change in laboratory testing equipment and reagents. After months of comparative studies the Company decided to opt for a slightly more costly test in exchange for greater reliability and accuracy.

Selling, general and administrative expenses for the quarter ended February 28, 2001 were $237,090 an increase of $27,590 or 13% over expenses of $209,500 for the quarter ended February 29, 2000. The increase in expenses reflects the legal fees in pursuit of litigation described in footnote #9 of the financial statements.

Liquidity and Capital Resources

At February 28, 2001, the Company had cash of $0. To fund working capital deficits, the Company in previous periods had issued stock and convertible notes. For the year ended May 31, 2000, the Company raised cash of $1,395,295 from the issuance of 22,868,794 shares of stock. See "Legal Proceedings."

Part II. Other Information


Item 1., Part II. Legal Proceedings.


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


Item 2., Part II. Changes in Securities and Use of Proceeds.
                  None.

Item 3., Part II. Defaults Upon Senior Securities.
                  None.

Item 4., Part II. Submission of Matters to a Vote of Security Holders.
                  None.

Item 5., Part II. Other Information.
                  None.

Item 6., Part II. Exhibits and Reports on Form 8K


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


Date: October 10, 2001       ASTHMA DISEASE MANAGEMENT, INC.

                           By:    /s/ James O'Connor
                                  -------------------------------
                           James O'Connor, Chairman of the Board of Directors,
                                           and Secretary/Treasurer.