Form 10QSB
period 2001-08-31
ASTHMA DISEASE MANAGEMENT INC
filed 2001-10-15
CIK 774746

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ending August 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                          Commission File No. 33-1534-D

                         ASTHMA DISEASE MANAGEMENT, INC.
                         (Name of Small Business Issuer)

                       DELAWARE                                          22-3253496
   ------------------------------------------------          --------------------------------
   (State or other jurisdiction of Incorporation or          (IRS Employer Identification No.)
                    Organization)

             1223 Berks Street, Suite 201
                   Philadelphia, PA                                          19125
   -------------------------------------------------         --------------------------------
       (Address of principal executive offices)                            (Zip Code)

                                 (215) 634-4101
               ---------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

           Section registered under Section 12(b) of the Exchange Act:

         Title of Each Class          Name of Each Exchange on Which Registered
         -------------------          -----------------------------------------
                 None                                   None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                ------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                                                YES [X] NO [ ]

On August 31, 2001, Asthma Disease Management, Inc. had outstanding 93,503,508 shares of common stock and 10,000,000 shares of Class A common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         ASTHMA DISEASE MANAGEMENT, INC.

                       UNAUDITED CONDENSED BALANCE SHEETS

                        AUGUST 31, 2001 AND MAY 31, 2001


                                                             August 31,           May 31,
                                                                2001               2001
                                                            ------------       ------------

ASSETS
CURRENT ASSETS
     Cash                                                   $     12,355       $     10,547
     Accounts receivable, net                                          0                  0
     Inventory                                                     2,500              2,500
                                                            ------------       ------------
          TOTAL CURRENT ASSETS                                    14,855             13,047
DEFERRED INCOME TAXES                                               --                 --
PROPERTY AND EQUIPMENT, net                                         --                 --
                                                            ------------       ------------
            TOTAL ASSETS                                    $     14,855       $     13,047
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                       $    324,046       $    314,396
     Payroll taxes payable                                       661,561            630,203
     Accrued contractual settlements                             295,509            295,509
     Convertible notes payable                                   466,168            407,227
                                                            ------------       ------------
          TOTAL CURRENT LIABILITIES                            1,747,284          1,647,335
                                                            ============       ============
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
     Common Stock - Class A, $0.001 par value;
       10,000,000 shares authorized, 10,000,000
       shares issued and outstanding at
       August 31, 2001 and May 31, 2001                           10,000             10,000
     Common Stock, $0.001 par value; 40,000,000
       shares authorized, 93,503,508 shares issued
       and outstanding at August 31, 2001 and
       May 31, 2001                                               93,504             93,504

     Additional paid-in capital                                9,066,398          9,066,398
     Accumulated deficit                                     (10,902,331)       (10,804,190)
                                                            ------------       ------------
          TOTAL STOCKHOLDERS' EQUITY                          (1,732,429)        (1,634,288)
                                                            ------------       ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     14,855       $     13,047
                                                            ============       ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                        CONDENSED FINANCIAL STATEMENTS.

                         ASTHMA DISEASE MANAGEMENT, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

                                                      2001               2000
                                                  ------------       ------------
Net revenues                                      $       --         $     83,399
Cost of revenues                                          --               87,716
                                                  ------------       ------------
     GROSS PROFIT                                         --               (4,317)
Selling, general and administrative expenses            89,200            241,579
Depreciation and amortization                             --                 --
                                                  ------------       ------------
     INCOME FROM OPERATIONS                            (89,200)          (245,896)
Interest expense                                         8,941               --
                                                  ------------       ------------
     INCOME BEFORE INCOME TAXES                        (98,141)          (245,896)
Income taxes                                              --                 --
                                                  ------------       ------------
          NET INCOME                              $    (98,141)      $   (245,896)
                                                  ============       ============

NET INCOME PER SHARE - Basic and Diluted          $       --         $       --
                                                  ============       ============

Weighted average common shares outstanding          93,503,508         87,446,090
                                                  ============       ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                        CONDENSED FINANCIAL STATEMENTS.

                         ASTHMA DISEASE MANAGEMENT, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 2001 AND 2000


                                                                   2001            2000
                                                                 ----------      ----------
Cash flows from operating activities:
Net income                                                       $ (98,141)      $(245,896)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation                                                      --              --
    Decrease (Increase) in accounts receivable, net                   --             3,237
    Decrease (Increase) in inventory                                  --              --
    (Decrease) Increase in accounts payable                          9,650          36,971
    (Decrease) Increase in payroll taxes payable                    31,358          27,498
    (Decrease) Increase in contractual settlements                    --              --
    (Decrease) Increase in accrued note interest                     8,941            --
                                                                 ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          (48,192)       (178,190)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                               --              --
                                                                 ---------       ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             --              --

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of convertible notes payable                           50,000         138,000
    Issuance of common stock                                          --              --
    Issuance of common stock - Cl. A                                  --            10,000
                                                                 ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           50,000         148,000
                                                                 ---------       ---------

NET INCREASE (DECREASE) IN CASH                                      1,808         (30,190)
CASH AT BEGINNING OF YEAR                                           10,547          48,619
                                                                 ---------       ---------
                       CASH AT END OF YEAR                       $  12,355       $  18,429
                                                                 =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest expense                   --              --
     Cash paid during the year for income taxes                       --              --

DISCLOSURE OF NON-CASH FINANCING AND INVESTING  ACTIVITIES:
    Common stock issued on conversion of notes payable                --              --
    Common stock issued to acquire vehicle                            --              --
    Com. Stk. - Cl. A issued to directors                             --           $10,000


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                        CONDENSED FINANCIAL STATEMENTS.

                         ASTHMA DISEASE MANAGEMENT, INC.

NOTE 1- BASIS OF PRESENTATION.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

ADMI is a corporation formed under the laws of the State of Delaware with its principal office in Philadelphia, Pennsylvania. On February 28, 2001, ADMI closed its clinical laboratory in Berlin, New Jersey and dismissed all of its employees. ADMI intends to lease new laboratory space in New Jersey once working capital is raised. ADMI will continue to offer a broad range of testing services used by Primary Care Physicians in the diagnosis, monitoring and treatment of asthma and allergy diseases throughout the United States.

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

INVENTORIES. Inventories, consisting primarily of purchased laboratory supplies, are stated at the lower of cost or market using the first-in, first-out method.

PROPERTY AND EQUIPMENT. Property and equipment are carried at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expended as incurred.

REVENUE RECOGNITION. Revenues are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenues net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. In 2001 and 2000, approximately 10% of ADMI's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs.

INCOME TAXES. Income taxes are accounted for utilizing the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates and regulations. Future tax benefits, such as net operating loss carry-forwards, are recognized to the extent that realization of such benefits are more likely than not to occur.

CONCENTRATION OF CREDIT RISK. Substantially all of ADMI's accounts receivable are with companies and physicians in the health care industry and with individuals for whom tests were performed. However, concentrations of credit risk are limited due to the number of ADMI's clients as well as their dispersion across many different geographical regions.

NET INCOME PER SHARE. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if ADMI's outstanding stock option was exercised. However, the effect of the exercise of ADMI's stock option was not included in the computation of diluted net income (loss) per share as it would have been anti-dilutive for all periods presented.

COMPREHENSIVE INCOME. Comprehensive income consists only of net income and is presented in the statements of stockholders' equity.

RECLASSIFICATIONS. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

NOTE 3 - ACCOUNTS RECEIVABLE, NET.

                                           August 31       May 31,
                                             2001           2001
                                           ---------      --------
Gross accounts receivable                  $ 22,476       $ 25,000
Less: Allowance for doubtful accounts       (22,476)       (25,000)
                                           --------       --------
                                           $    --        $    --
                                           ========       ========

Bad debt expense (recovery) was $(2,524) and $3,228 in 2001 and 2000.

NOTE 4 - INCOME TAXES.


Income tax expense consists of the following:

                           August 31,         May 31,
                             2001              2001
                          -----------       ----------
Currently payable:
Federal                   $      --         $      --
State                     $      --         $      --

Deferred:
Federal                   $      --         $      --
State                     $      --         $      --


Deferred tax assets and liabilities consists of the following:

Net operating losses      $ 2,593,006       $ 2,326,562
Valuation allowance        (2,593,006)       (2,326,562)
                          $      --         $      --
                          ===========       ===========

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The netting of deferred assets and liabilities reflects management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

ADMI has net operating losses carry-forward of $10,804,190 for Federal and state tax purposes that begin to expire in 2003.

NOTE 5 -  PROPERTY AND EQUIPMENT.

                                 August 31,        May 31,
                                    2001            2001
                                 ----------      ---------
Laboratory Equipment             $ 236,175       $ 236,175
Office Equipment                   123,076         123,076
Furniture and Fixtures              27,362          27,362
Vehicles                            15,008          15,008
                                 ---------       ---------
                                   401,621         401,621
Accumulated Depreciation          (401,621)       (401,621)
                                 ---------       ---------
Property and Equipment, net      $    --         $    --
                                 =========       =========

ADMI's lease of its office and clinical laboratory in Berlin, New Jersey was terminated. During years ended 2001 and 2000, ADMI leased this space on a month-to-month basis at a cost of $3,450 per month.

NOTE 6 - PAYROLL TAXES PAYABLE.

                                                       August 31,       May 31,
                                                          2001            2001
                                                       ----------      ---------
Federal payroll taxes payable - prior year             $ 426,968       $ 300,593
State payroll taxes payable - prior year                 199,593         168,329
Federal payroll taxes payable - current year                   0         101,000
State payroll taxes payable - current year                     0          24,280
Federal payroll taxes payable - former subsidiary         40,000          40,000
                                                       ---------       ---------
                                                         666,561         634,203
Current year payments made                                (5,000)         (4,000)
                                                       ---------       ---------
                                                       $ 661,561       $ 630,203
                                                       =========       =========

ADMI is significantly in the arrears in making Federal and state payroll tax payments.

NOTE 7 - ACCRUED CONTRACTUAL SETTLEMENTS.

                                                    August 31,      May 31,
                                                       2001          2001
                                                    ----------     --------
Termination of employment contracts                  $150,000      $150,000
Medicaid overpayments due to New Jersey DMAHS          26,509        26,509
Legal costs incurred with Medicaid suit                 4,000         4,000
Contract settlements                                   75,000        75,000
Legal fees associated with contract settlements        40,000        40,000
                                                     --------      --------
                                                     $295,509      $295,509
                                                     ========      ========

ADMI is currently being sued in New Jersey Superior Court, Camden County, for the termination of employment contracts of two former employees. ADMI's legal counsel has estimated ADMI's probable liability regarding these suits to be $150,000.

ADMI has entered into a Stipulation of Dismissal with the New Jersey Division of Medical Assistance and Health Services (Medicaid) to repay $26,509 in alleged over billing of laboratory tests in 1995. The legal costs incurred in defense of these allegations were $4,000.

ADMI has settled certain contractual disputes. One such settlement requires ADMI to pay $75,000 eighteen months after the settlement date. Other disputes were settled between the parties for no amounts due.

NOTE 8 - CONVERTIBLE NOTES PAYABLE.

                                                   August 31,      May 31,
                                                      2001          2001
                                                   ----------     --------
One-year, 15%, convertible notes issued August
  through November 1998                             $ 15,000      $ 17,000
Six-month, prime rate from 7.50% to 9.5%,
  convertible notes issued during 2001 year          415,682       365,682
Accrued interest on notes                             35,485        26,545
                                                    --------      --------
                                                    $466,168      $407,227
                                                    ========      ========


During 2001, ADMI redeemed a $2,000 note for cash. No other notes were converted or redeemed.

During 2000, upon maturity of the notes, ADMI issued stock with a fair market value of $610,227 to note holders in lieu of cash redemptions. Total debt converted to equity was $224,600 with a debt conversion cost of $385,627.

Three members of the Board of Directors have contributed cash and hold convertible notes payable to them in the following amounts: $127,500, $31,500 and $10,000, respectively. Accrued interest on all notes held by these member of the Board of Directors totals $11,445 at August 31, 2001 and $8,561 at May 31, 2001.

NOTE 9 - SHARES OUTSTANDING.

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

NOTE 10 - RELATED PARTY TRANSACTION.

In August, 2001, the Board of Directors canceled a stock option which was granted to a member of the Board of Directors on June 15, 1999. The grant gave the member of the Board of Directors the option to purchase ten million shares of common stock at a price of $0.001 per share. No part of the stock option was ever exercised.

NOTE 11 - SPECIAL CHARGES-YEAR ENDED MAY 31, 2001.

(1) During the second quarter ending November 30, 1999, ADMI recognized special charges consisting of the following:

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

                           END OF FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this ITEM 2 and elsewhere in this Quarterly Report on Form 10-QSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause ADMI's actual results to differ materially from those set forth in such forward-looking statements. Should one or more risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those described herein.

ADMI's Financial Statements and Notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in ADMI's annual report. Therefore the interim statements should be read in conjunction with the financial statements and notes contained in ADMI's annual report.

The following discussion should be read in conjunction with, and is qualified in its entirety by, ADMI's Financial Statements and Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

ANALYSIS OF FINANCIAL CONDITION

Quarter ended August 31. In thousands (except for per share data)

RESULTS OF OPERATIONS

The results of operations with prior periods are not comparable. On February 28, 2001, ADMI closed its clinical laboratory in Berlin, New Jersey and dismissed all of its employees. ADMI intends to lease new laboratory space in New Jersey once working capital is raised. ADMI will continue to offer a broad range of testing services used by Primary Care Physicians in the diagnosis, monitoring and treatment of asthma and allergy diseases throughout the United States.

During the quarter ended August 31, 2001, selling, general and administrative expenses consisted primarily of $51,000 in professional and legal fees, $36,358 in accrued payroll taxes, interest and penalties and $1,842 in other expenses.

Please see ADMI's annual report on Form 10-KSB for more information.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

On August 29, 2000, ADMI filed a complaint in the Delaware Chancery Court against certain former officers, directors and employees of ADMI. The court action is captioned ASTHMA DISEASE MANAGEMENT, INC., RICHARD ANDERSON, A. J. HENLEY, PAUL A. DANDRIDGE, JAMES O'CONNOR, RAYMOND H. MILEY, III, PLAINTIFFS V. GEORGE YOUNG, RICHARD A. MANINI, JOHN C. DAVID, LOIS M. BUTLER, JANE B. MACINTYRE AND LEWIS L. PERELMUTTER, DEFENDANTS, Civil Action No. 18267-NC. The complaint alleges among other things, that former officers, directors and employees of ADMI engaged in unlawful issuances of stock and other breaches of fiduciary duties. The complaint alleges that the defendants caused ADMI to unlawfully issue up to 53 million unauthorized shares of common stock. The complaint seeks declaratory relief, injunctive relief and damages. On July 27, 2001, ADMI filed a current report on Form 8-K announcing the settlement of the Delaware Chancery Court litigation with respect to George H. Young, Richard A. Manini and Lewis L. Perelmutter. Messrs. Young and Manini claim that they are entitled to additional shares of ADMI common stock and funds. Pursuant to the terms of the settlement, ADMI and Messrs. Young and Manini agreed to allow an independent, mutually agreed upon person to act as an arbitrator to review the parties' respective claims, and make a final binding determination regarding the amount of additional shares of common stock and funds, if any, to which Messrs. Young and Manini are entitled. The possible outcome of the arbitration cannot be determined at this time. The litigation is still pending with respect to the other defendants.

ADMI is a defendant in an employment contract lawsuit pending in the Superior Court of New Jersey, Camden County. The court action is captioned SCHOLFIELD & LEFEBVRE V. IRT HOLDINGS, ET AL., Docket No. CAM-L-3557-98. The plaintiffs are claiming damages of approximately $291,000. This amount does not include stock issued to the plaintiffs that was cancelled. The case was originally scheduled for trial on September 19, 2000, but was postponed. The case has not gone to trial and is still pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     A. Exhibits: None.
     B. Reports on Form 8K.

On July 27, 2001, ADMI filed a current report on Form 8-K announcing the settlement of litigation between ADMI and George H. Young and Richard A. Manini. ADMI also announced that it moved its principal executive offices to Philadelphia, Pennsylvania.

On September 6, 2001 ADMI filed a current report on Form 8-K announcing that on August 27, 2001, Ciro E. Adams, CPA ("Adams") resigned as the independent auditor of ADMI. Adams was engaged as independent auditor for ADMI in July 2000. No report provided by Adams during his engagement by ADMI contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, other than Adam's audit report dated August 21, 2000, of the balance sheet dated May 31, 2000, and the related statements of operations, cash flows and changes in stockholders' equity, which was modified as to the uncertainty of ADMI to continue as a going concern.

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

On August 30, 2001, the Board of Directors of ADMI and Adams discussed and resolved their disagreements and Adams was re-engaged as ADMI's independent auditor to audit ADMI's financial statements as of and for the year ended May 31, 2001 to review ADMI's interim reports.

The re-engagement of Adams was approved by the Board of Directors of ADMI. The independent auditor's report prepared by Adams in connection with the audit of ADMI's financial statements for the year ended May 31, 2001 expresses doubt about ADMI's ability to continue as a going concern.

     C. Other business: None.

Signatures:

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 15, 2001                     ASTHMA DISEASE MANAGEMENT, INC.


                                           By: /s/ James O'Connor
                                               -------------------------------
                                               James O'Connor, Chairman of the
                                               Board of Directors, and
                                               Secretary/Treasurer